Form 10-Q
period 1995-03-31
MAYNARD OIL CO
filed 1995-05-15
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ending   March 31, 1995                    Commission File #0-5704
                       --------------                                    -------


                                MAYNARD OIL COMPANY
  ----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



                 Delaware                                 75-1362284
              ------------                               ------------
        (State or other jurisdic-                        (IRS Employer
         tion of incorporation)                        Identification No.)


             8080 N. Central Expressway, Suite 660, Dallas, Texas 75206
  ---------------------------------------------------------------------------

      Registrant's telephone number, including area code:     (214) 891-8880


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                     ---       ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1995.


                 4,891,166 shares of common stock, par value $0.10




                      MAYNARD OIL COMPANY AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedules

  Part I.   Financial Information                                       Page

       Consolidated Balance Sheets
            March 31, 1995 and December 31, 1994                        3

       Consolidated Statements of Operations
            Three Months ended March 31, 1995 and 1994                  4

       Consolidated Statements of Shareholders' Equity
            Three Months ended March 31, 1995                           5

       Consolidated Statements of Cash Flows
            Three Months ended March 31, 1995 and 1994                  6

       Notes to Consolidated Financial Statements                       7

       Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9

  Part II.  Other Information and Reports on Form 8-K                   11

  Signatures                                                            12





                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                            Consolidated Balance Sheets

                                             March 31,      December 31,
                                               1995             1994
                                            -----------     -----------
                                            (Unaudited)       (Audited)
  ASSETS
  Current assets:
     Cash and cash equivalents              $ 6,483,854     $ 5,836,389
     Accounts receivable, trade               2,808,055       2,411,451
     Recoverable income taxes                   320,500         320,500
     Inventories                                233,021         261,959
     Prepaid expenses and other current
      assets                                    153,778         199,628
                                            -----------     -----------
        Total current assets                  9,999,208       9,029,927
                                            -----------     -----------

  Property and equipment, at cost:
     Oil and gas properties, successful
       efforts method                        92,190,611      81,863,254
     Other property and equipment               779,739         670,110
                                            -----------     -----------
                                             92,970,350      82,533,364

     Less accumulated depreciation and
      amortization                          (44,692,382)    (43,492,197)
                                            -----------     -----------
          Net property and equipment         48,277,968      39,041,167
                                            -----------     -----------
                                            $58,277,176     $48,071,094
                                            ===========     ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Current installments of
       long-term debt                       $ 2,781,250     $ 1,750,000
     Accounts payable                         2,794,700       2,611,209
     Accrued expenses                           766,640         590,138
     Income taxes payable                        50,000          --
                                             ----------     -----------
        Total current liabilities             6,392,590       4,951,347
                                             ----------     -----------
  Deferred income taxes                       1,882,510       1,732,510

  Long-term debt                             13,281,250       5,250,000

  Shareholders' equity:
     Preferred stock of $.50 par value.
       Authorized 1,000,000 shares; none
       issued                                       --              --
     Common stock of $.10 par value.
       Authorized 20,000,000 shares;
       4,891,379 shares issued
       and outstanding                          489,138         489,138
     Additional paid-in capital              18,725,538      18,725,538
     Retained earnings                       17,506,150      16,922,561
        Total shareholders' equity           36,720,826      36,137,237
                                            -----------     -----------
  Commitments                               $58,277,176     $48,071,094
                                            ===========     ===========

  See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                       Consolidated Statement of Operations

                                            Three Months ended March 31,
                                               1995             1994
                                               ----             ----
  Revenues:
      Oil and gas sales royalties            $4,263,731      $3,200,210
                                             ----------      ----------
  Costs and expenses:
     Operating expenses                       1,795,475       1,206,318
      Dry holes and abandonments                 66,839          19,603
     Lease rentals and seismic                   10,015         109,334
      General and administrative                250,330         453,161
      Depreciation and amortization           1,455,907       1,402,084
                                             ----------      ----------
                                              3,578,566       3,190,500
                                             ----------      ----------
      Operating profit                          685,165           9,710
                                             ----------      ----------

  Other income (deductions):
    Interest income                              81,578          97,698
    Interest expense                           (129,332)        (40,915)
    Gain on disposition of assets               146,178           6,232
                                             ----------      ----------
                                                 98,424          63,015
                                             ----------      ----------
      Net income before income taxes            783,589          72,725

  Income tax expense                            200,000          26,000
                                             ----------      ----------
      Net income                             $  583,589      $   46,725
                                             ==========      ==========
  Weighted average number of common shares
     outstanding                              4,891,379       4,891,744
                                             ==========      ==========
  Net income per common share                $     .12       $    .01
                                             ==========      ==========



                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                  Consolidated Statements of Shareholders' Equity
                         Three Months Ended March 31, 1995
                                    (Unaudited)


                                               Additional
                               Common Stock     Paid-in
                              ---------------   Capital    Retained
                              Shares   Amount    Amount    Earnings   Total
                              ------   ------    ------    --------   -----
   Balance at
     December 31, 1994  4,891,379  $489,138 $18,725,538 $16,922,561 $36,137,237

       Net income (loss)     --        --        --         583,589     583,589
                        ---------  --------  ---------- -----------  ----------
   Balance at
     March 31, 1995     4,891,379  $489,138 $18,725,538 $17,506,150 $36,720,826
                        =========  ======== =========== =========== ===========


    See accompanying Notes to Consolidated Financial Statements.





                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows

                                                    Three Months Ended March 31,
                                                            1995         1994
                                                            ----         ----
   Cash flows from operating activities:
      Net income                                        $  583,589  $   46,725
      Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation and amortization                   1,455,907   1,402,084
         Deferred income taxes                             150,000     (36,000)
         Dry holes and abandonments                         66,839      19,603
         Current year costs of dry holes and
           abandonments                                    (66,839)    (19,603)
         (Gain) on disposition of assets                  (146,178)     (6,232)
         (Increase) decrease in current assets:
           Accounts receivable                            (396,604)    394,436
           Inventories                                      28,938     (19,615)
           Prepaid expenses and other current assets        43,850      (9,021)
         Increase (decrease) in current liabilities:
           Accounts payable                                183,491    (669,058)
           Accrued expenses                                176,502     (14,700)
           Income taxes payable                             50,000    (438,000)
                                                       ----------- -----------
           Net cash provided by operating
             activities                                  2,129,495     650,619
                                                       ----------- -----------
   Cash flows from investing activities:
      Proceeds from disposition of assets                  303,386       7,781
      Additions to property and equipment              (10,847,916)   (734,608)
                                                       ----------- -----------
           Net cash used by investing
             activities                                (10,544,530)   (726,827)
                                                       ----------- -----------
   Cash flows from financing activities:
      Proceeds from issuance of long-term debt           9,500,000       --
      Principal payments on long-term debt                (437,500)   (500,000)
                                                       ----------- -----------
           Net cash provided (used) by
             financing activities                        9,062,500    (500,000)
                                                       ----------- -----------
   Net increase (decrease) in cash and cash
      equivalents                                          647,465    (576,208)

   Cash and cash equivalents at beginning of year        5,836,389  12,404,197
                                                       ----------- -----------
   Cash and cash equivalents at end of period          $ 6,483,854 $11,827,989
                                                       =========== ===========

   See Accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  March 31, 1995


   1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1995 and December 31, 1994, the results of operations for the three months ended March 31, 1995 and 1994 and changes in cash and cash equivalents for the three months ended March 31, 1995 and 1994.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 Annual Report to Shareholders.

   2. Net income for the three months ended March 31, 1995 is not necessarily indicative of the results of the operations of Maynard Oil Company and Subsidiaries for the year ending December 31, 1995, and is subject to audit adjustments at year-end.

   3. Net income (loss) per common share is based on the weighted average number of shares outstanding in each period, which was 4,891,379 and 4,891,744 shares at March 31, 1995 and 1994, respectively. The difference between primary and fully diluted earnings per share, which assumes the exercise of stock options, is not significant.

   4. Effective January 1, 1995, the Company purchased interests in approximately 200 producing wells in eight West Texas counties from Pennzoil Exploration and Production Company for a gross purchase price of $10.5 million, which has been added to oil and gas properties on the Consolidated Balance Sheet. This amount will be adjusted for the results of operations from January 1, 1995 through March 29, 1995, the closing date for this transaction. The funds to acquire these properties were provided from the Company's cash resources to the extent of $1 million and additional bank borrowings to the extent of $9.5 million (See Note 5 below).

   5.   Long-term debt at March 31, 1995 is summarized as follows:

                                                                    March 31
                                                                       1995
                                                                    ---------
        Amended term note due in 20 equal quarterly installments
        commencing July 1, 1995, plus one payment of $437,500
        due April 1, 1995.  Interest paid quarterly at varying
        rates.  Secured by certain oil and gas properties.         $16,062,500

        Less current installments                                    2,781,250
                                                                   -----------
        Long-term debt                                             $13,281,250
                                                                   ===========

        Effective March 29, 1995, the Company amended its loan agreement with Bank One, Texas to increase its outstanding loan from $6,562,500 to $16,062,500 in connection with the acquisition of the Pennzoil properties discussed in Note 4 above.

   6. The provision for income taxes consists of the following (thousands of dollars):
                                                   Three months Ended
                                                        March 31
                                                   -------------------
                                                   1995           1994
                                                   ----           ----
        Federal:
        Current                                    $  50         $  62
        Deferred (benefit)                           150           (36)
                                                   -----         -----
                                                   $ 200         $  26
                                                   =====         =====




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   QUARTER ENDED MARCH 31, 1994 COMPARED TO QUARTER ENDED MARCH 31, 1993

       The Company reported net income of $583,589, or twelve cents per share, on revenues of $4,263,731 for the quarter ended March 31, 1995 compared with net income of $46,725, or one cent per share, on revenues of $3,200,210 for the same quarter a year ago. Results for the first quarter of 1995 were favorably impacted by operations on the waterflood properties acquired December 22, 1994 in Carter County, Oklahoma. Oil volumes rose 63,252 barrels during this first quarter with 85% of the increase coming from these new properties. Oil pricing increases also helped the current period results; the average price received during the 1994 quarter was $12.87 compared to $16.70 per barrel during the 1995 quarter, a 30% increase, which helped offset a 12% decline in gas volumes and a 27% drop in gas pricing.

       Other categories which contributed to better results for the 1995 quarter were fewer dollars spent on lease rentals and seismic expense, general and administrative expense, and a gain from the disposition of certain assets. General and administrative expenses are $202,831 less than the same period a year ago, in spite of the addition of the new properties referred to above. The Company's accounting procedure offsets the monies earned from being operator of oil and gas properties against general and administrative expenses. There were approximately 200 properties acquired in December on which the Company is now the operator, thus lowering the overall general and administrative costs. Additionally, the Company sold one of the non-operated properties acquired in December and generated the gain reflected in the current period.

       Offsetting the favorable results discussed above were higher dry holes and abandonments and increased interest expense. One dry hole was drilled during first quarter 1995 compared to none the first quarter of last year. Interest expense rose and interest income declined due to the financing of the acquired properties referred to above and those discussed in Note 4 to the Consolidated Financial Statements.

   LIQUIDITY AND CAPITAL RESOURCES

       The Company ended its first quarter with working capital of approximately $3,606,000 and a current ratio of 1.6 to 1, compared to working capital of approximately $9,690,000 and a current ratio of 3.1 to 1 a year ago. The decline in working capital between the current quarter and a year ago, $6,084,000, was caused by the acquisition of producing properties for cash and additional bank financing during the fourth quarter of 1994 and the first quarter of 1995. The Company has completed two producing property acquisitions totaling $20 million. The funds to acquire these properties were provided from the company's cash resources to the extent of $5.5 million and additional bank borrowings to the extent of $14.5 million. At March 31, 1995 the Company's total debt was $16,062,500. The Company believes that it has sufficient cash being generated from operating activities or additional borrowing capacity to fund its planned development and exploratory work.


                                      PART II

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

            4.1 Fourth Amendment to Loan Agreement, dated March 29, 1995 between Maynard Oil Company and Bank One, Texas, N.A., filed herewith.

            (b) On April 13, 1995, the Registrant filed its Current Report on Form 8-K with the Securities and Exchange Commission reporting the acquisition of certain producing oil and gas properties which closed on March 29, 1995.


                                    SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MAYNARD OIL COMPANY


                                         By:      /s/ Glenn R. Moore
                                             ----------------------------------
                                                      Glenn R. Moore
                                                      President



                                         By:     /s/ Kenneth W. Hatcher
                                             ----------------------------------
                                                     Kenneth W. Hatcher
                                                     Vice President of Finance


   Dated:  May 11, 1995