Form 10-Q
period 1995-06-30
MAYNARD OIL CO
filed 1995-08-14
CIK 63528

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


                                     FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ending   June 30, 1995      Commission File #0-5704
                     -------------------                  -------



                         MAYNARD OIL COMPANY
  -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



        Delaware                                      75-1362284
  -----------------------------------------------------------------------
  (State or other jurisdic-                        (IRS Employer
  tion of incorporation)                        Identification No.)


          8080 N. Central Expressway, Suite 660, Dallas, Texas 75206
  -----------------------------------------------------------------------


  Registrant's telephone number, including area code:      (214) 891-8880
                                                           --------------


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                     -----     -----


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1995.


                 4,890,142 shares of common stock, par value $0.10
                 -------------------------------------------------

                       MAYNARD OIL COMPANY AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedules


                                                              Page

  Part I.   Financial Information

       Consolidated Balance Sheets
            June 30, 1995 and December 31, 1994

       Consolidated Statements of Operations
            Six Months and Three Months ended
            June 30, 1995 and 1994

       Consolidated Statements of Shareholders' Equity
            Six Months ended June 30, 1995

       Consolidated Statements of Cash Flows
            Six Months ended June 30, 1995 and 1994

       Notes to Consolidated Financial Statements

       Management's Discussion and Analysis of Financial
            Condition and Results of Operations

  Part II.  Other Information and Reports on Form 8-K

       Item 4.   Submission of Matters to a Vote of
                 Security Holders

       Item 6.   Exhibits and Reports on Form 8-K


    Signatures





                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                            Consolidated Balance Sheets

                                          June 30,     December 31,
                                         ----------    ------------
                                           1995            1994
                                           ----            ----
                                        (Unaudited)      (Audited)
  ASSETS
  Current assets:
     Cash and cash equivalents          $ 9,054,645    $ 5,836,389
     Accounts receivable, trade           3,415,007      2,411,451
     Recoverable income taxes               320,500        320,500
     Inventories                            220,940        261,959
     Prepaid expenses and other current
       assets                                57,944        199,628
                                        -----------    -----------
         Total current assets            13,069,036      9,029,927
                                        -----------    -----------

  Property and equipment, at cost:
     Oil and gas properties, successful
       efforts method                    94,284,392     81,863,254
     Other property and equipment           837,221        670,110
                                        -----------    -----------
                                         95,121,613     82,533,364
     Less accumulated depreciation and
      amortization                      (46,471,382)   (43,492,197)
                                        -----------    -----------
          Net property and equipment     48,650,231     39,041,167
                                        -----------    -----------

                                        $61,719,267    $48,071,094
                                        ===========    ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Current installments of
       long-term debt                   $ 3,125,000    $ 1,750,000
     Accounts payable                     4,920,149      2,611,209
     Accrued expenses                     1,058,567        590,138
     Income taxes payable                   404,369         --
                                        -----------    -----------
         Total current liabilities        9,508,085      4,951,347
                                        -----------    -----------

  Deferred income taxes                   1,882,510      1,732,510
  Long-term debt                         12,500,000      5,250,000

  Shareholders' equity:
     Preferred stock of $.50 par value.
       Authorized 1,000,000 shares; none
        issued                                  --             --
     Common stock of $.10 par value.
       Authorized 20,000,000 shares;
       4,890,442 and 4,891,379 shares
       issued and outstanding at
       June 30, 1995 and December 31,
       1994, respectively                   489,044        489,138
     Additional paid-in capital          18,725,538     18,725,538
     Retained earnings                   18,614,090     16,922,561
                                        -----------    -----------
         Total shareholders' equity      37,828,672     36,137,237
                                        -----------    -----------

  Commitments                           $61,719,267    $48,071,094
                                        ===========    ===========


  See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Operations

                                  Six Months ended       Three Months ended
                                      June 30,                June 30,
                                  -----------------      ------------------
                                   1995        1994        1995        1994
                                   ----        ----        ----        ----
  Revenues:
     Oil and gas sales and
        royalties              $10,148,324  $6,506,492   $5,884,593  $3,306,282
                               -----------  ----------   ----------  ----------

  Costs and expenses:
     Operating expenses          4,018,963   2,451,647  2,223,488   1,245,329
     Dry holes and abandonments     84,388     494,395     17,549     474,792
     Lease rentals and seismic      22,593     259,454     12,578     150,120
     General and administrative    434,815     930,182    184,485     477,021
     Depreciation and
        amortization             3,234,907   2,911,649  1,779,000   1,509,565
                                 ---------   ---------  ---------   ---------

                                 7,795,666   7,047,327  4,217,100   3,856,827
                                 ---------   ---------  ---------   ---------


      Operating profit (loss)    2,352,658    (540,835) 1,667,493    (550,545)
                                 ---------   ---------  ---------   ---------

  Other income (deductions):
     Interest income               193,922     211,278    112,344     113,580
     Interest expense             (440,032)    (74,926)  (310,700)    (34,011)
     Gain (loss) on
       disposition of assets       140,401      14,152     (5,777)      7,920
                                 ---------   ---------  ---------     -------
                                  (105,709)    150,504   (204,133)     87,489
                                 ---------   ---------  ---------     -------


      Net income (loss) before
        income taxes             2,246,949    (390,331) 1,463,360    (463,056)

  Income tax expense (benefit)     550,000     (90,000)   350,000    (116,000)
                                 ---------   ---------  ---------    --------


      Net income (loss)         $1,696,949   $(300,331)$1,113,360   $(347,056)
                                ==========   ========= ==========   =========


  Weighted average number of
     common shares outstanding   4,891,252   4,891,745  4,891,132   4,891,743
                                ==========   =========  =========   =========


  Net income (loss) per
     common share                   $ .35        $(.06)    $ .23      $(.07)
                                    =====        =====      =====     =====


  See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                  Consolidated Statements of Shareholders' Equity
                          Six Months Ended June 30, 1995
                                    (Unaudited)


                            Common Stock    Additional
                            ------------     Paid-in
                                             Capital    Retained
                          Shares    Amount    Amount    Earnings      Total
                          ------    ------    ------    --------      -----

Balance at
 December 31, 1994  4,891,379  $489,138  $18,725,538  $16,922,561  $36,137,237

   Net income             --        --         --       1,696,949    1,696,949

   Purchase of
     common stock        (937)      (94)       --          (5,420)      (5,514)
                    ---------  --------  -----------  -----------   ----------

Balance at
 June 30, 1995      4,890,442  $489,044  $18,725,538  $18,614,090  $37,828,672
                    =========  ========  ===========  ===========  ===========


   See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows

                                                     Six Months Ended June 30,
                                                         1995         1994
                                                     -------------------------

  Cash flows from operating activities:
     Net income                                       $1,696,949   $(300,331)
     Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation and amortization                   3,234,907   2,911,649
       Deferred income taxes                             150,000     (90,000)
       Dry holes and abandonments                         84,388     494,395
       Current year costs of dry holes and
         abandonments                                    (84,388)   (494,395)
       (Gain) on disposition of assets                  (140,401)    (14,152)
       (Increase) decrease in current assets:
         Accounts receivable                          (1,003,556)    346,873
         Inventories                                      41,019     (30,249)
         Prepaid expenses and other current assets       141,684      29,845
       Increase (decrease) in current liabilities:
         Accounts payable                              2,308,940       2,624
         Accrued expenses                                468,429     104,117
         Income taxes payable                            404,369    (500,000)
                                                     -----------  ----------

         Net cash provided by operating
           activities                                  7,302,340   2,460,376
                                                     -----------  ----------

  Cash flows from investing activities:
     Proceeds from disposition of assets                 297,610      25,857
     Additions to property and equipment             (13,001,180) (1,890,400)
                                                     -----------  ----------
         Net cash used by investing
           activities                                (12,703,570) (1,864,543)
                                                     -----------  ----------
  Cash flows from financing activities:
     Proceeds from issuance of long-term debt          9,500,000       --
     Purchase of common stock                             (5,514)    (62,075)
     Exercise of stock options                              --        53,935
     Principal payments on long-term debt               (875,000) (1,000,000)
                                                     -----------  ----------
         Net cash provided (used) by
           financing activities                        8,619,486  (1,008,140)
                                                     -----------  ----------

  Net increase (decrease) in cash and cash
     equivalents                                       3,218,256    (412,307)

  Cash and cash equivalents at beginning of year       5,836,389  12,404,197
                                                     -----------  ----------

  Cash and cash equivalents at end of period         $ 9,054,645 $11,991,890
                                                     =========== ===========


  See Accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                   June 30, 1995


  1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1995 and December 31, 1994, the results of operations for the six months ended June 30, 1995 and 1994 and changes in cash and cash equivalents for the six months ended June 30, 1995 and 1994.

            The accounting policies followed by the Company are set forth in
            Note 1 to the Company's financial statements in the 1994 Annual Report to Shareholders.

  2. Net income for the six months ended June 30, 1995 is not necessarily indicative of the results of the operations of Maynard Oil Company and Subsidiaries for the year ending December 31, 1995, and is subject to audit adjustments at year-end.

  3. Net income (loss) per common share is based on the weighted average number of shares outstanding in each period, which was 4,890,442 and 4,891,379 shares at June 30, 1995 and 1994, respectively. The difference between primary and fully diluted earnings per share, which assumes the exercise of stock options, is not significant.

  4. Effective January 1, 1995, the Company purchased interests in approximately 200 producing wells in eight West Texas counties from Pennzoil Exploration and Production Company for a gross purchase price of $10.5 million, which has been added to oil and gas properties on the Consolidated Balance Sheet. This amount was adjusted for the results of operations from January 1, 1995 through March 29, 1995, the closing date for this transaction. The funds to acquire these properties were provided from the Company's cash resources and additional bank borrowings (See Note 5 below).

  5.   Long-term debt at June 30, 1995 is summarized as follows:

                                                          June 30,
                                                            1995
                                                          --------
       Amended term note due in 20 equal quarterly
       installments commencing July 1, 1995, plus
       one payment of $437,500 due April 1, 1995.
       Interest paid quarterly at varying rates.
       Secured by certain oil and gas properties.       $15,625,000

       Less current installments                          3,125,000
                                                        -----------

       Long-term debt                                   $12,500,000
                                                        ===========


            Effective March 29, 1995, the Company amended its loan agreement with Bank One, Texas to increase its outstanding loan from $6,562,500 to $16,062,500 in connection with the acquisition of the Pennzoil properties discussed in Note 4 above.



  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
    OF OPERATIONS

  Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994
  -------------------------------------------------------------------------

      The Company reported net income of $1,696,949, or thirty-five cents per share, on revenues of $10,148,324 for the six months ended June 30, 1995 compared with a loss of $300,331, or six cents per share, on revenues of $6,506,492 for the same period a year ago. Earnings for the 1995 period were favorably impacted by the results of operations on the two property acquisitions consummated over the last six months. Oil volumes rose 188,579 barrels during the current period with 73% of the increase coming from the newly acquired properties. Oil pricing increases also helped current period results; the average price received during the 1994 period was $14.45 compared to $17.43 per barrel during the 1995 period, a 21% increase. Gas volumes improved 132,210 mcf (thousand cubic feet) of gas because of the property acquisitions, but failed to offset the gas pricing decline of 51 cents per mcf.

      Expense categories are difficult to compare because of the two property acquisitions. Lease operating expense and depreciation and amortization expense have increased, as would be expected with additional properties. However, general and administrative expenses are $495,367 less than the same period a year ago, in spite of the addition of the new properties referred to above. The Company's accounting procedure offsets the monies earned from being operator of oil and gas properties against general and administrative expenses. There were approximately 200 properties acquired in December, 1994 on which the Company is now the operator, thus lowering the overall general and administrative costs. Dry hole expense and lease rentals and seismic are $646,868 less in 1995 than 1994 due to a slowing of the Company s exploration activities. Other income (deductions) have also been impacted by the Company s property acquisitions. The utilization of cash to acquire the properties reduced interest income in 1995, and the bank financing of the properties increased interest expense in 1995; additionally, a gain was generated when one of the newly acquired properties was sold. Thus, in 1994, $150,504 was added to net income while $105,709 was charged against earnings in 1995.

  Quarter Ended June 30, 1995 Compared with Quarter Ended June 30, 1994
  ---------------------------------------------------------------------

       For the quarter ended June 30, 1995, the Company earned $1,113,360, or twenty-three cents per share, compared with a loss of $347,056, or a loss of seven cents per share, for the same quarter a year ago. The current quarter s results improved because of the property acquisitions discussed above and the related revenue increases.

  Liquidity and Capital Resources
  -------------------------------

      The Company ended its first six months of 1995 with working capital of approximately $3,500,000 and a current ratio of 1.4 to 1, compared to working capital of approximately $9,144,000 and a current ratio of 2.7 to 1 a year ago. The decline in working capital between the current period and a year ago, $5,644,000, was caused by the $20 million acquisition of producing properties for cash and additional bank financing. At June 30, 1995 the Company's total debt was $15,625,000. The Company believes that it has sufficient cash being generated from operating activities or additional borrowing capacity to fund its planned development and exploratory work.


                            PART II.  OTHER INFORMATION

  ITEM 4.   Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            At the Annual Meeting of Stockholders held on May 17, 1995, the stockholders elected Ralph E. Graham, Robert B. McDermott, and James G. Maynard to serve as directors of the corporation for a term expiring in 1996. 4,354,750 shares were cast for the election and 23,000 were withheld.

  ITEM 6.   Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  Exhibit 27 - Financial Data Schedule.

            (b) On April 13, 1995, the Registrant filed its Current Report on Form 8-K with the Securities and Exchange Commission reporting the acquisition of certain producing oil and gas properties which closed on March 29, 1995.







                                    SIGNATURES


       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MAYNARD OIL COMPANY


                                     By: /s/ Glenn R. Moore
                                         ----------------------------
                                             Glenn R. Moore
                                             President



                                     By: /s/ Kenneth W. Hatcher
                                         -----------------------------
                                             Kenneth W. Hatcher
                                             Vice President of Finance

  Dated: August 9, 1995