Form 10-Q
period 1995-09-30
MAYNARD OIL CO
filed 1995-11-14
CIK 63528

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


                                     FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ending September 30, 1995     Commission File #0-5704
                     ------------------                     -------



                         MAYNARD OIL COMPANY
  ---------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



        Delaware                                         75-1362284
  ---------------------------------------------------------------------------
  (State or other jurisdic-                            (IRS Employer
  tion of incorporation)                             Identification No.)


             8080 N. Central Expressway, Suite 660,  Dallas, Texas 75206
  ----------------------------------------------------------------------------


  Registrant's telephone number, including area code:    (214) 891-8880
                                                         -------------


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                     -----     -----


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1995.


                 4,890,315 shares of common stock, par value $0.10 ------------------------------------------------------------------
                       MAYNARD OIL COMPANY AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedules


                                                                  Page
                                                                  ----

  Part I.   Financial Information

       Consolidated Balance Sheets
            September 30, 1995 and December 31, 1994

       Consolidated Statements of Operations
            Nine Months and Three Months ended
            September 30, 1995 and 1994

       Consolidated Statements of Shareholders' Equity
            Nine Months ended September 30, 1995

       Consolidated Statements of Cash Flows
            Nine Months ended September 30, 1995 and 1994

       Notes to Consolidated Financial Statements

       Management's Discussion and Analysis of Financial
            Condition and Results of Operations
    Signatures




                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                            September 30      December 31,
                                            ------------      ------------
                                                1995              1994
                                                ----              ----
                                             (Unaudited)        (Audited)
  ASSETS
  Current assets:
     Cash and cash equivalents               $12,486,691      $ 5,836,389
     Accounts receivable, trade                2,590,845        2,411,451
     Recoverable income taxes                      --             320,500
     Inventories                                 207,908          261,959
     Prepaid expenses and other current
       assets                                    187,089          199,628
                                              ----------       ----------
         Total current assets                 15,472,533        9,029,927
                                              ----------       ----------
  Property and equipment, at cost:
     Oil and gas properties, successful
       efforts method                         92,665,314       81,863,254
     Other property and equipment                823,278          670,110
                                              ----------       ----------
                                              93,488,592       82,533,364
     Less accumulated depreciation and
      amortization                           (48,083,862)     (43,492,197)
                                              ----------       ----------
          Net property and equipment          45,404,730       39,041,167
                                              ----------       ----------
                                             $60,877,263      $48,071,094
                                              ==========       ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Current installments of long-term debt  $ 3,125,000      $ 1,750,000
     Accounts payable                          4,621,510        2,611,209
     Accrued expenses                          1,055,570          590,138
     Income taxes payable                        479,369           --
                                              ----------       ----------
         Total current liabilities             9,281,449        4,951,347
                                              ----------       ----------
  Deferred income taxes                        1,882,510        1,732,510
  Long-term debt                              10,718,750        5,250,000

  Shareholders' equity:
     Preferred stock of $.50 par value.
       Authorized 1,000,000 shares; none
        issued                                       --               --
     Common stock of $.10 par value.
       Authorized 20,000,000 shares;
       4,890,352 and 4,891,379 shares
       issued and outstanding at
       September 30, 1995 and
        December 31, 1994, respectively          489,035          489,138
     Additional paid-in capital               18,831,138       18,725,538
     Retained earnings                        19,674,381       16,922,561
                                              ----------       ----------
         Total shareholders' equity           38,994,554       36,137,237
                                              ----------       ----------
  Commitments                                $60,877,263      $48,071,094
                                             ===========      ===========

  See accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Operations
                                  Nine Months ended      Three Months ended
                                     September 30,           September 30,
                                 ------------------      ------------------
                                   1995        1994        1995       1994
                                  ----        ----        ----       ----
  Revenues:
    Oil and gas sales and
       royalties               $15,268,992  $9,703,628                                                         5,120,668 $3,197,136
                                ----------  ---------- ----------  ---------

  Costs and expenses:
    Operating expenses           6,328,838   3,760,704  2,309,875  1,309,057
    Dry holes and abandonments      95,684     517,028     11,296     22,633
    Lease rentals and seismic       34,723     335,050     12,130     75,596
    General and administrative     635,666   1,312,870    200,851    382,688
    Depreciation and
       amortization              4,960,876   4,061,183  1,725,969  1,149,534
                                ----------  ---------- ----------  ---------
                                12,055,787   9,986,835  4,260,121  2,939,508
                                ----------  ---------- ----------  ---------
    Operating profit (loss)      3,213,205    (283,207)   860,547    257,628
                                ----------  ---------- ----------  ---------

  Other income (deductions):
    Interest income                352,165     338,058    158,243    126,780
    Interest expense              (719,541)   (108,546)  (279,509)   (33,620)
    Gain (loss) on disposition
      of assets                  1,010,806      20,244    870,405      6,092
                                ----------  ---------- ----------  ---------
                                   643,430     249,756    749,139     99,252
                                ----------  ---------- ----------  ---------

      Net income (loss) before
        income taxes             3,856,635     (33,451) 1,609,686    356,880

  Income tax expense (benefit)     945,500    (277,472)   395,500   (187,472)
                                ----------  ---------- ----------  ---------

      Net income (loss)         $2,911,135    $244,021 $1,214,186   $544,352
                                ==========  ========== ==========  =========

  Weighted average number of
     common shares outstanding   4,890,801   4,891,662  4,889,912  4,891,511
                                ==========  ========== ==========  =========

  Net income (loss)
   per common share                 $ .60        $ .05     $ .25      $ .11
                                   =====        =====     =====      =====

  See accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                  Consolidated Statements of Shareholders' Equity
                       Nine Months Ended September 30, 1995
                                    (Unaudited)
                             Common Stock    Additional
                             ------------     Paid-in
                                               Capital     Retained
                             Shares   Amount    Amount     Earnings    Total
                            ------   ------    ------     --------    -----
  Balance at
   December 31, 1994   4,891,379 $489,138 $18,725,538  $16,922,561 $36,137,237
     Net income            --       --         --        2,911,135   2,911,135
     Exercise of stock
       options           24,000    2,400      105,600       --         108,000
     Purchase of common
       stock            (25,027)  (2,503)     --         (159,315)  (161,818)
                      --------- --------  ----------- ----------- -----------

 Balance at
   September 30, 1995  4,890,352 $489,035 $18,831,138 $19,674,381 $38,994,554
                       ========= ======== =========== =========== ===========

   See accompanying Notes to Consolidated Financial Statements.

                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                               Nine Months Ended September 30,
                                                      1995           1994
                                                      ----           ----
  Cash flows from operating activities:
     Net income                                     $2,911,135  $  244,021
     Adjustments to reconcile net income to net
      cash provided by operating activities:

      Depreciation and amortization                  4,960,876   4,061,183
      Deferred income taxes                            150,000      33,000
      Dry holes and abandonments                        95,684     517,028
      Current year costs of dry holes and
        abandonments                                   (95,684)   (517,028)
      (Gain) on disposition of assets               (1,010,806)    (20,244)
      (Increase) decrease in current assets:
        Accounts receivable                           (179,394)    493,964
        Recoverable income taxes                       320,500    (385,472)
        Inventories                                     54,051     265,895
        Prepaid expenses and other current assets       12,539     (34,187)
      Increase (decrease) in current liabilities:
        Accounts payable                             2,010,301    (292,339)
        Accrued expenses                               465,432     190,049
        Income taxes payable                           479,369    (500,000)
                                                   -----------  ----------

        Net cash provided by operating
          activities                                10,174,003   4,055,870
                                                   -----------  ----------

  Cash flows from investing activities:
     Proceeds from disposition of assets             3,404,198      40,091
     Additions to property and equipment           (13,717,831) (3,774,656)
                                                   -----------  ----------

        Net cash used by investing
          activities                               (10,313,633) (3,734,565)
                                                   -----------  ----------
  Cash flows from financing activities:
     Proceeds from issuance of long-term debt        9,500,000       --
     Principal payments on long-term debt           (2,656,250) (1,500,000)
     Purchase of common stock                         (161,818)    (63,615)
     Exercise of stock options                         108,000      53,935
                                                   -----------  ----------

        Net cash provided (used) by
          financing activities                       6,789,932  (1,509,680)
                                                   -----------  ----------

  Net increase (decrease) in cash and cash
     equivalents                                     6,650,302  (1,188,375)

  Cash and cash equivalents at beginning of year     5,836,389  12,404,197
                                                   -----------  ----------

  Cash and cash equivalents at end of period       $12,486,691 $11,215,822
                                                   ===========  ==========

  See Accompanying Notes to Consolidated Financial Statements.

                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                September  30, 1995


  1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1995 and December 31, 1994, the results of operations for the nine months ended September 30, 1995 and 1994 and changes in cash and cash equivalents for the nine months ended September 30, 1995 and 1994.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 Annual Report to Shareholders.

  2.  Net  income  for  the  nine  months  ended  September  30,   1995  is  not
      necessarily indicative of the results of the operations of Maynard Oil Company and Subsidiaries for the year ending December 31, 1995, and is subject to audit adjustments at year-end.

  3. Net income (loss) per common share is based on the weighted average number of shares outstanding in each period, which was 4,890,801 and 4,891,662 shares at September 30, 1995 and 1994, respectively. The difference between primary and fully diluted earnings per share, which assumes the exercise of stock options, is not significant.

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

  5.  Long-term debt at September 30, 1995 is summarized as follows:

                                                       September 30
                                                           1995
                                                         --------
       Amended term note due in 20 equal quarterly
       installments commencing July 1, 1995, plus
       one payment of $437,500 due April 1, 1995.
       Interest paid quarterly at varying rates.
       Secured by certain oil and gas properties.       $13,843,750

       Less current installments                          3,125,000
                                                        -----------

       Long-term debt                                   $10,718,750
                                                        ===========


       Effective March 29, 1995, the Company amended its loan agreement with Bank One, Texas to increase its outstanding loan from $6,562,500 to
       $16,062,500 in connection with the acquisition of the Pennzoil properties discussed in Note 4 above. Under the terms of the loan agreement, the normal 1995 payments would have totaled $1,656,250. However, due to the sale of one of the properties acquired from Pennzoil, an additional $1,000,000 was paid to the bank.


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Nine Months Ended September 30, 1995
  Compared to Nine Months Ended September 30, 1994
  ------------------------------------------------

      The Company reported net income of $2,911,135, or sixty cents per share, on revenues of $15,268,992 for the nine months ended September 30, 1995 compared with net income of $244,021 or five cents per share, on revenues of $9,703,628 for the same period a year ago. Earnings for the 1995 period were favorably impacted by the results of operations on the two property acquisitions consummated over the last nine months. Oil volumes rose 304,394 barrels during the current period with 71% of the increase coming from the newly acquired properties and the balance of the increase from the success of the Company s development drilling program. Oil pricing increases also helped current period results; the average price received during the 1994 period was $15.17 compared to an average of $17.15 per barrel during the 1995 period, a 13% increase. Gas volumes improved 243,839 mcf (thousand cubic feet) of gas because of the property acquisitions, but failed to offset the gas pricing decline of 56 cents per mcf.

      Expense categories are difficult to compare because of the two property acquisitions. Lease operating expense and depreciation and amortization expense have increased, as would be expected with additional properties. However, general and administrative expenses are $677,204 less than the same period a year ago, in spite of the addition of the new properties referred to above. The Company's accounting procedure offsets the monies earned from being operator of oil and gas properties against general and administrative expenses. There were approximately 200 properties acquired in December, 1994 on which the Company is now the operator, thus lowering the overall general and administrative costs. Dry hole expense and lease rentals and seismic are $721,671 less in 1995 than 1994 due to a slowing of the Company s exploration activities. Other income (deductions) have also been impacted by the Company s property acquisitions. Interest expense grew in 1995 due to bank borrowings to finance the properties acquired; additionally, a gain of almost one million dollars was generated when two of the newly acquired properties were sold. Thus, in 1994, $249,756 was added to net income in the other income (deductions) category, while $643,430 was contributed to earnings in 1995.


  Quarter Ended September 30, 1995 Compared
  with Quarter Ended September 30, 1994
  -----------------------------------------

     For the quarter ended September 30, 1995, the Company earned $1,214,186, or twenty-five cents per share, compared with earnings of $544,352, or eleven cents per share, for the same quarter a year ago. The current quarter s results improved because of revenue increases associated with the property acquisitions discussed above and the gain related to the sale of one of properties recently acquired.

  Liquidity and Capital Resources
  -------------------------------

      The Company ended its first nine months of 1995 with working capital of approximately $6,200,000 and a current ratio of 1.7 to 1, compared to working capital of approximately $8,584,000 and a current ratio of 2.7 to 1 a year ago. The decline in working capital between the current period and a year ago, $2,384,000, was caused by the $20 million acquisition of producing properties for cash and additional bank financing. At September 30, 1995 the Company's total debt was $13,843,750. The Company believes that it has sufficient cash being generated from operating activities or additional borrowing capacity to fund its planned development and exploratory work.


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

  Dated:  November 10, 1995