Form 10-K405
period 1995-12-31
MAYNARD OIL CO
filed 1996-04-01
CIK 63528

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-K


     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1995
           or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________________ to _______________________


     Commission file number  0-5704
                             ------

                                 MAYNARD OIL COMPANY
     ---------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Delaware                                     75-1362284
     ---------------------------------                ---------------------
     (State of other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                 Identification No.)


     8080 N. Central Expressway, Suite 660, Dallas, Tx           75206
     -------------------------------------------------      --------------
     (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code:    (214) 891-8880
                                                            --------------

     Securities registered pursuant to Section 12(b) of the Act:    NONE

     Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock - $.10 Par Value
     ----------------------------------------------------------------------
                                   (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
     filing requirements for the past 90 days.   Yes  [ X ]    No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
     10-K or any amendment to this Form 10-K.   [ X ]

     While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of its Common Stock held by non-affiliates on March 18, 1996 was $14,614,000 (based upon an estimate that 43.5% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock as reported by NASDAQ (NMS)).

     The number of shares outstanding of the Registrant's $.10 par value common stock as of March 18, 1996 was 4,889,920 shares.

     The following documents are incorporated into this Form 10-K by reference:

          Proxy Statement for Annual Meeting of Stockholders to be held on May 21, 1996 - Part III of Form 10K.


                                       PART I.

          ITEM 1.   BUSINESS

          THE COMPANY

               Maynard Oil Company is a Delaware corporation which was organized in 1971 to continue the oil and gas operations conducted on an individual basis by its founders, including Mr. James G. Maynard, its Chairman of the Board and Chief Executive Officer. The Company's principal executive office is located at 8080 N. Central Expressway, Suite 660, Dallas, Texas 75206, and its telephone number is (214) 891-8880. Unless the context requires otherwise, as used herein the term "Company" refers to Maynard Oil Company and its subsidiaries.

               The Company's principal line of business is the production and sale of, and exploration and development of, crude oil and natural gas. The Company's oil and gas operations are conducted exclusively in the United States, primarily in the states of Texas and Oklahoma.

          RECENT ACQUISITION ACTIVITIES

               Since January 1, 1995, the Company has purchased two sizable groups of producing oil and gas properties.

               In March, 1995, the Company purchased 200 producing wells located in the Permian Basin of West Texas from a major oil company for total cash consideration $10,500,000. The Company utilized $1,000,000 from its own cash resources and financed the balance, $9,500,000, through an amended term loan arrangement with Bank One, Texas. Total proved reserves were estimated to be .99 million barrels of oil and 6.5 billion cubic feet of gas
          (BCF).

               During September, 1995 one prospect acquired in March was sold generating proceeds of $2,985,935 and a gain of $817,794.

               On December 21, 1995, the Company purchased an interest in 250 producing wells in the Garza Field of West Texas for cash consideration of $18,750,000. The Company provided $5,750,000 from its own cash resources and entered into a new term loan arrangement with Bank One, Texas for the balance. Total proved reserves were estimated to be 2.46 million barrels of oil and .3 BCF of gas.

               The new bank loan agreement, entered into on December 20, 1995 in connection with the Garza acquisition, provides for the repayment of the outstanding $26,062,500 over a five year period with a maturity date of January 1, 2001. (See Note 4 of the Notes to the Consolidated Financial Statements). The Company has certain significant properties remaining unmortgaged, and consequently, has further borrowing capacity available for future projects.

          OIL AND GAS OPERATIONS

               The Company is an independent oil and gas company, engaged primarily in the production and exploration phases of the oil and gas business. Company operations include acquiring, exploring, developing, and operating crude oil and natural gas properties.

               The Company seeks to accomplish its overall goal of increasing hydrocarbon reserves and cash flow by selectively acquiring and exploiting producing oil and gas properties. When possible, the Company acquires producing properties on which it can act as operator, and thus, supervise production and development activities.

               As mentioned in the 1994 annual report, the Company has invested approximately $30.1 million in seven acquisitions over the preceding five years, which has added estimated proved reserves of 4.6 million barrels of oil and 2.1 billion cubic feet
          (BCF) of natural gas. During 1995, the Company was successful in consummating two other producing property acquisitions, investing $29.25 million and adding estimated proved reserves of 3.45 million barrels of oil and 6.8 BCF of natural gas.

               The availability of a ready market for the sale of oil and gas from the Company's wells depends on numerous factors beyond the control of the Company, including the amount of domestic production, the importation of oil, the proximity of the Company's property to natural gas pipelines and the capacity of such pipelines, the market for other competitive fuels, fluctuations in seasonal demand, and governmental regulations relative to hydrocarbon production and pricing. The production of oil and gas is also subject to the laws of supply and demand, and therefore, is subject to purchaser cutbacks and price reductions during periods of oversupply. At December 31, 1995 almost 74% of the Company's estimated proved reserves, as well as 68% of the Company's 1995 production, were attributable to crude oil and condensate on a net equivalent barrel basis (net equivalent barrel "NEB" uses a conversion ratio of six thousand cubic feet of gas (MCF) to one net equivalent barrel of oil) and consequently, the Company is primarily impacted by oil markets.

               The market price for natural gas has fluctuated significantly from month to month and year to year for the past several years. The Company cannot predict gas price movements with any certainty.

               During the year ended December 31, 1995, three customers, Total Petroleum, Koch Industries, and Ashland Inc., accounted for approximately 21%, 18%, and 14%, respectively, of total consolidated oil and gas revenues. The Company does not believe it would be adversely affected by the loss of any of its oil or gas purchasers.

               Except for curtailed exploration and production activity occasionally experienced in severe weather and normal curtailments of gas sales in summer months, the Company does not consider its business to be seasonal and does not carry significant amounts of inventory.

               During 1995, a total of twenty-four wells were drilled, five exploratory wells, twelve development wells, and seven water injection wells to service waterflood operations. Below is a brief description of the work completed during the year and the results thereof.

               Fullerton Field, Andrews County, Texas - this area represented the most significant development activity for the second succeeding year. Five successful development oil wells were drilled in a secondary recovery project which is owned 100% by the Company. Current production exceeds 400 barrels of oil per day.

               Of the remaining seven development wells, two were horizontal wells drilled in the Medrano Field in Caddo County, Oklahoma and one was a horizontal development well offsetting a 1995 exploratory discovery in Stephens County, Texas. A gas well was added in the Destino Field in Duval County, Texas and two infill wells were drilled in the Claytonville Unit located in Fisher County, Texas. The seventh development well was testing commercial quantities of gas at year end in the Knox Field of Grady County, Oklahoma, where the Company owns a 10% working interest.

               The Company's 1995 exploratory drilling was accomplished on plays generated from three dimensional seismic projects. Three of the five exploratory tests resulted in successful oil wells. The Hankins #1 and the Fisher #1 were drilled in the Hardeman Basin area, where the Company has been active for the last two years. The Hankins #1, located in Jackson County, Oklahoma, resulted in a flowing oil well producing 160 barrels of oil per day (BOPD). The Fisher #1, located in Hardeman County, Texas, is currently pumping 62 BOPD. Maynard owns a 25% and 18.75% working interest, respectively, in these two wells. The third successful exploratory well, the County Line #1, was drilled in Stephens County, Texas and is flowing 150 BOPD and 1.2 million cubic feet of gas per day. The Company owns a 12.5% working interest in this well.

          GENERAL

               The oil and gas business involves intense competition in all of its phases and, because of its size, the Company is not a significant competitive factor in the industry. In its efforts to acquire property rights, the Company competes with many companies having access to substantially greater financial resources and larger technical staffs.

               The Company's oil and gas exploration effort often involves exploratory drilling on unproven acreage involving high risks. There is no assurance that any oil or gas production will be obtained, or that such production, if obtained, will be profitable. The cost of drilling, completing and operating wells is often uncertain. Drilling may be curtailed or delayed as a result of many factors, including title problems, weather conditions, delivery delays, and shortages of pipe and equipment.

               The Company's operations are subject to potential hazards, inherent in the exploration for and production of hydrocarbons, including blowouts and fires. These and other events can cause a suspension of drilling operations, severe damage to equipment or surrounding property, personal injury, and perhaps even a loss of life. The Company may be subject to liability for pollution and other damages and is subject to statutes and regulations relating to environmental and other matters. While the Company maintains insurance against certain of these risks, there are certain risks against which it cannot insure, or which it may elect not to insure due to premium costs, or for other reasons. Substantial uninsured liabilities to third parties may be incurred.

               The oil and gas operations of the Company are subject to local, state and Federal environmental regulations. To date, compliance with these regulations by the Company has had no material effect on the Company's capital expenditures. The Company is unable to assess or predict at this time the impact that compliance with such environmental regulations may have on its future capital expenditures, earnings and competitive position. The Company presently estimates that it will not make any material capital expenditures for environmental control facilities for its fiscal year ending December 31, 1996.

               Many facets of the Company's operations are subject to governmental regulations. All of the Company's oil and gas properties are located in states in which oil and gas production is regulated by state production and conservation laws and regulations. These laws and regulations in many instances also require permits for the drilling of wells, the spacing of wells, prevention of waste, conservation of oil and natural gas and various other requirements.

               The Company's activities are subject to taxation at all levels of government, including taxes on income, severance of minerals, and payroll. Laws governing taxation, protection of the environment, crude oil and natural gas operations and production, and other crucial areas are all subject to modification at any time.

               At March 18, 1996, the Company employed approximately 37 persons, including one geologist and five petroleum engineers.

          ITEM 2.   PROPERTIES

               The Company's executive offices are presently located at 8080 N. Central Expressway, Suite 660, Dallas, Texas occupying approximately 11,300 square feet of space under a lease agreement which expires in April, 2000.

               The Company's principal property holdings consist of leasehold interests in oil and gas properties located in the United States, primarily in Oklahoma and Texas. The leaseholds are continued in force so long as production from lands under lease is maintained. The Company believes that it has satisfactory title to its oil and gas properties. Such properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes, and other burdens and minor encumbrances, easements, and restrictions. The Company believes that such burdens do not materially detract from the value of the properties or materially interfere with their use in the operation of the Company's business. The Company has pledged certain of its oil and gas properties to secure its term loan.


          ESTIMATED PROVED RESERVES,
          FUTURE NET REVENUES AND PRESENT VALUE

               Reflected below are the estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas owned by the Company as of December 31, 1995, 1994, and 1993. Such reserve information has been prepared by the Company's staff of petroleum engineers and audited by the independent petroleum consulting firm of Netherland, Sewell, and Associates, Inc. No reserve reports with respect to the Company's proved net oil or gas reserves were filed with any Federal authority or agency during the fiscal year ended December 31, 1995.


                                                                          December 31
                                            ---------------------------------------------------------------------------
                                                   1995                       1994                       1993
                                            --------------------       --------------------       ---------------------
                                            Oil(MB)    Gas(MMCF)       Oil(MB)    Gas(MMCF)       Oil(MB)     Gas(MMCF)
                                            -------    ---------       -------    --------        -------     ---------
                 Proved Developed           8,712.8    18,214.8        5,485.9    14,355.6        2,907.4     15,004.7
                 Proved Undeveloped           159.7       649.2          667.2       595.8        1,106.6        853.9
                                            -------    --------        -------    --------        -------     --------
                 Total Proved Reserves      8,872.5    18,864.0        6,153.1    14,951.4        4,014.0     15,858.6
                                            =======    ========        =======    ========        =======     ========


               The following table summarizes the future net revenues, using current prices and costs as of the dates indicated, as well as the present value, discounted at 10%, of such future net revenues from estimated production of proved reserves of crude oil and natural gas as of December 31, 1995, 1994, and 1993. Oil and gas prices used in the tabulation of the amounts below are based on the price received for each lease at December 31, of the appropriate year. The weighted average prices at December 31, 1995, 1994, and 1993 respectively, used in the estimates were $18.13, $16.06, and $11.36 per barrel of oil and $1.65, $1.62, and $2.22 per mcf of natural gas. Lease and well operating costs are based upon actual operating expense records.

                                                                         December 31
                                               -----------------------------------------------------------------------------
                                                       1995                        1994                         1993
                                               ----------------------     ---------------------        ---------------------
                                               Future        Present       Future        Present         Future       Present
                                                 Net          Value          Net          Value           Net          Value
                 Expressed in 000's            Revenue        @ 10%        Revenue        @ 10%         Revenue        @ 10%
                                               -------       -------      -------       -------         -------       -------
                 Proved Developed              $96,297       $65,235      $54,057       $36,798         $35,689       $24,035
                 Proved Undeveloped              2,478         1,075        5,673         3,159           4,295         1,746
                                               -------       -------      -------       -------         -------       -------

                 Total Proved Reserves         $98,775       $66,310      $59,730       $39,957         $39,984       $25,781
                                               =======       =======      =======       =======         =======       =======


          PRODUCTION, SALES PRICES AND COSTS

               The following table sets forth the Company's net oil and gas production, average sales prices and production costs for the three years ended December 31, 1995.


                                                  December 31
                                       ---------------------------------
                                         1995        1994         1993
                                         ----        ----         ----
          Production:
            Oil (MB)                     957.9        558.3        557.7
            Gas (MMCF)                 2,720.4      2,390.3      2,717.2

          Average Sales Prices:
            Oil (per BBL)               $16.98       $15.47       $16.15
            Gas (per MCF)               $ 1.57       $ 1.94       $ 2.16

          Average Production Costs:
            Per net equivalent barrel
              of oil (1)(2)             $ 5.98       $ 5.20       $ 5.37


          (1)  Six MCF of gas equals one net equivalent barrel ("NEB").
          (2) Production costs include severance and advalorem taxes, if applicable, and lease operating expenses including workover costs.


          PRODUCTIVE WELLS AND ACREAGE

               As of December 31, 1995, the Company owned an interest in approximately 1,273 gross (330.3 net) wells, of which 1,208 gross (310.3 net) are oil wells and 65 gross (20.0 net) are gas wells, located on approximately 42,093 gross (24,411 net) producing acres.


          UNDEVELOPED ACREAGE

               The following table sets forth the Company's gross and net undeveloped acreage as of December 31, 1995.


                                                      Undeveloped Acreage
                                                      ------------------
                                                       Gross       Net
                                                       -----      -----
          Colorado  . . . . . . . . . . . . . . .         80         10
          Louisiana . . . . . . . . . . . . . . .         80         40
          North Dakota  . . . . . . . . . . . . .         62          4
          Oklahoma  . . . . . . . . . . . . . . .      2,558        619
          Texas . . . . . . . . . . . . . . . . .      9,408      3,307
          Wyoming . . . . . . . . . . . . . . . .      2,256        794
                                                      ------      -----

          Total                                       14,444      4,774
                                                      ======      =====


          DRILLING ACTIVITY

               The following table sets forth the results of the Company's drilling activity during the three years ended December 31, 1995.


                                           Exploratory                 Development                       Total
                                         ----------------           ------------------            -------------------
                                         Gross        Net           Gross          Net            Gross           Net
                                         -----      -----           -----        ------           -----         -----
                 December 31, 1995
                    Productive             3         .563             12          5.465            15            6.028
                    Dry                    2         .250              0           .000             2             .250
                                         ---        -----            ---         ------           ---           ------
                    Total                  5         .813             12          5.465            17            6.278
                                         ===        =====            ===         ======           ===           ======
                 December 31, 1994
                    Productive             3         .750             19         17.049            22           17.799
                    Dry                    8        3.130              0           .000             8            3.130
                                         ---        -----            ---         ------           ---           ------
                    Total                 11        3.880             19         17.049            30           20.929
                                         ===        =====            ===         ======           ===           ======
                 December 31, 1993
                    Productive             0         .000              7          5.550             7            5.550
                    Dry                    4         .925              1           .500             5            1.425
                                         ---        -----            ---         ------           ---            -----
                    Total                  4         .925              8          6.050            12            6.975
                                         ===        =====            ===         ======           ===            =====

               At March 18, 1996 the Company had two gross (2.00 net) development wells in the process of being drilled.

          ITEM 3.  LEGAL PROCEEDINGS

               The Company is a defendant in minor lawsuits that have arisen in the ordinary course of business. The Company does not expect any of these to have a material adverse effect on the Company's consolidated financial position.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

          EXECUTIVE OFFICERS OF THE REGISTRANT

               Information with respect to the Company's executive officers as of March 18, 1996, is set forth in the table below.


             Name                   Position               Age   Since
             -----                  --------               ---   -----

          James G. Maynard     Chairman of the Board,      69    1971
                                 Chief Executive
                                 Officer and Treasurer

          Glenn R. Moore       President and Chief         58    1982
                                 Operating Officer

          L. Brent Carruth     Vice President of           62    1984
                                 Operations

          Kenneth W. Hatcher   Vice President of           52    1983
                                 Finance

          Linda K. Burgess     Corporate Secretary         47    1984
                                 and Controller


               Mr. Maynard has been a director since 1971 and engaged in oil and gas exploration as an independent operator and private investor for the past 40 years.

               Mr. Moore has over 30 years experience in domestic and foreign oil and gas exploration and production. Prior to joining the Company in November, 1982, Mr. Moore served as President of Shannon Oil and Gas, Inc. and Hanover Petroleum Corporation.

               Mr. Carruth has over 30 years of petroleum engineering experience. Prior to joining the Company in January, 1984, he served for one year as Vice President of Operations of Cordova Resources. Preceding that, Mr. Carruth was a petroleum consultant for three years and served as Manager of Engineering of Texas Pacific Oil Company for eight years.

               Mr. Hatcher has over 25 years of finance and accounting experience in the oil and gas industry and is a Certified Public Accountant. Prior to joining the Company in February, 1983, Mr. Hatcher served as Controller and Vice President of Finance of Shannon Oil and Gas, Inc. for three years and as Controller and Vice President of Hanover Petroleum Corporation for four years.

               Ms. Burgess has in excess of 20 years of oil and gas accounting experience. Prior to joining the Company in May, 1984, Ms. Burgess served as Controller for Trans-Western Exploration Inc. for four years and as Controller for Energy Resources Oil and Gas for three years.

               Each officer's term of office expires on the date of the next annual meeting of the Board of Directors, or until his earlier resignation or removal. There are no family relationships among the executive officers listed, and there are no arrangements or understandings pursuant to which any of them were elected or appointed as officers.


                                       PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

               The Company's Common Stock is traded in the over-the-counter market, NASDAQ trading symbol "MOIL". The high and low sales prices for each quarterly period during the two years ended December 31, 1995, were as follows:


                    1995                 High         Low                  1994              High          Low
                    ----                 ----         ---                   ----             ----          ---
                 First Quarter         $ 5          $4 1/8             First Quarter        $5 1/2       $4 5/8
                 Second Quarter          6 1/2       4 1/2             Second Quarter        5 1/2        4 1/2
                 Third Quarter           6 1/2       5 3/4             Third Quarter         5 1/2        5
                 Fourth Quarter          7           5 3/4             Fourth Quarter        5 1/4        4 1/2


               As of March 18, 1996, the Company had approximately 1,050 shareholders of record.

               The Company has not paid any dividends on its Common Stock in the past, nor does it plan to pay dividends in the foreseeable future. The Company's ability to pay dividends is currently restricted under its Loan Agreement with Bank One, Texas.


          ITEM 6.   SELECTED FINANCIAL DATA.

               The following table summarizes certain selected financial data to highlight significant trends in the Company's financial condition and operating results for the periods indicated. The selected financial information presented should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Report and the Management's Discussion and Analysis set forth under Item 7 below. All amounts are expressed in thousands, except per share information.

                                                                           December 31 <F1>
                                                    ------------------------------------------------------------
                                                     1995          1994         1993         1992         1991
                                                     ----          ----         ----         ----         ----
                 Total revenue from
                   oil and gas                      $20,710      $13,359      $15,023      $17,115       $18,713
                 Income before income
                   taxes and discontinued
                     operations                      4,354         1,196        1,452        3,669           805
                 Income (loss) from
                   discontinued operations             --            --           --        (1,182)         (638)
                 Income before accounting
                   change                            3,023           943          867        1,569            26
                 Net income                          3,023           943        2,254        1,569            26
                 Per share income                      .62           .19          .46          .32            --
                 Total assets                       72,838        48,071       43,798       43,846         46,864
                 Long-term debt                     21,250         5,250        2,000        4,000          6,000
                 Shareholders' equity               39,104        36,137       35,203       33,025         32,675
                    Per share                         8.00          7.39         7.19         6.73           6.35
                 Net working capital                  (370)        4,079        9,510       10,630          6,588
                 Net cash provided by
                   operating activities             11,558         5,696        6,738        9,092          8,744

                 <F1>     The Company disposed of its contract drilling operations in August, 1992.  Total revenues and income
                          (loss) before income taxes have been restated to eliminate the effects of contract drilling operations.


                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.

          LIQUIDITY
          ---------

               Net cash provided by operating activities before changes in assets and liabilities increased 50% in 1995 to $9,870,251. Higher crude oil sales was the principal reason for this sharp rise in operating cash flow. In the fourth quarter of 1994 and in the second quarter of 1995, the Company was successful in consummating two significant property acquisitions, which were largely responsible for the substantial increases in oil production. 1995 operating cash flow was also favorably impacted by higher crude oil prices, lower exploration costs (which include dry holes and abandonments and lease rentals and seismic) and general and administrative costs, which was partially offset by higher lease operating and interest expense.

               In March and December, 1995 the Company completed the acquisition of working interests in 200 and 250 producing properties, respectively, in the Permian Basin of West Texas. These two acquisitions were financed with $6.75 million of the Company's cash resources and $22.5 million in additional bank financing. Thus, total bank debt at the end of 1995 was $26.1 million. A restated loan agreement was put into place on December 20, 1995 in connection with the second property acquisition. This new loan has a term of five years with principal and interest to be paid quarterly and with a maturity date of January 1, 2001. The loan agreement allows the Company to choose between three interest rate options ranging from Bank One prime rate to its certificate of deposit rate to a LIBOR rate. The loan is secured by certain producing properties, but the Company also has significant groups of properties remaining unmortgaged should the opportunity arise to make additional property acquisitions.

          CAPITAL RESOURCES
          -----------------

               Net working capital at December 31, 1995 was a negative $370,000 compared to $4,079,000 at December 31, 1994. Negative working capital is attributable to the second property acquisition, which closed on December 20, 1995, and the current portion of long-term debt outstanding at that time. The Company's cash position grew over $300,000 during 1995 while significant amounts were spent on property acquisitions, development drilling, and debt repayment. The year end cash position was $6.1 million, and the Company believes it will generate sufficient cash in 1996 to support its debt service, fund its capital expenditure program, and pursue other acquisition candidates.

               The Company's recent drilling and acquisition activities have increased its reserve base and its productive capacity and ultimately its potential cash flow. Each outstanding share of common stock is supported by 2.46 net equivalent barrels ("NEB") of oil compared with 1.8 and 1.3 NEB respectively, for the prior two years. Management of the Company intends to continue to acquire and develop oil and gas properties in its areas of activity as allowed by market conditions and financial ability.

          RESULTS OF OPERATIONS
          YEAR ENDED DECEMBER 31, 1995 COMPARED TO DECEMBER 31, 1994
          ----------------------------------------------------------

               Net income for 1995 more than tripled 1994 levels, rising from $943,216 to $3,023,107, representing sixty two cents per share for 1995 versus nineteen cents per share in 1994.

               This earnings increase was fueled by higher oil and gas revenues, which rose 55% to $20,710,243. Higher revenues were the result of a 72% increase in oil production and a 14% increase in natural gas production. These sharp increases reflect the late 1994 acquisition of waterflood properties in Carter and Stephens Counties, Oklahoma, and the March 1995 acquisition of Permian Basin properties in West Texas, as well as results from 1995 drilling activities.

               In 1995, oil prices averaged $16.98 per barrel compared to $15.47 during 1994, a $1.51 per barrel increase. Natural gas prices experienced a 19% decline in 1995, from an average price of $1.94 per thousand cubic feet of gas sold (MCF) in 1994 to $1.57 per MCF in 1995. Natural gas prices reflect the country's mild weather conditions and excess domestic supply.

               Lease operating expenses rose $3,472,960 in 1995. On a net equivalent barrel (NEB) basis, lifting costs rose seventy-eight cents per barrel in 1995 to $5.98 per barrel, reflecting higher costs associated with waterflood properties which were acquired in fourth quarter 1994 and first quarter 1995.

               Exploration costs were 48% lower in 1995, totaling
          $609,279, versus $1,169,680 primarily due to reduced activity in the three dimensional seismic program, which the Company had utilized to establish exploratory drilling projects for the last two years.

               Depletion and amortization expense grew almost 46% in 1995 to $6,879,672. This significant increase was principally attributable to the addition of properties in late 1994 and first quarter 1995, which added approximately $20 million to the Company's depletable costs.

               The Company accounts for overhead charges billed to working interest owners, including the Company, as a reduction to general and administrative expenses. The Company's proportionate share of the amounts billed are included in lease operating expenses. Since the number of operated properties increased due to the recent acquisitions, the amounts billed out in 1995 resulted in a 45% reduction in general and administrative expenses from $1,676,228 to $925,822.

               Other income (deductions) has been impacted by the Company's property acquisitions. Interest expense grew $844,702 in 1995 due to bank borrowings to finance the properties acquired. Additionally, a gain of $991,875 was generated for the year, the largest portion being realized when a newly acquired property was sold.

               Income tax expense rose to $1,330,500 in 1995 from $252,482 in 1994, due primarily to improved earnings and additional state taxes arising from an audit assessment.

          YEAR ENDED DECEMBER 31, 1994 COMPARED TO DECEMBER 31, 1993 CAPITAL RESOURCES AND LIQUIDITY
          ----------------------------------------------------------

               At December 31, 1994 the Company had cash and short-term investments of $5,836,389, working capital of $4,078,580, property and equipment of $39,041,167 and total assets of $48,071,094. Cash and short-term investments decreased $6.6 million, working capital decreased $5.4 million and property and equipment increased $10.4 million between 1993 and 1994 as the Company invested its monies in oil and gas properties.

               Over the last five years, management's strategy has been to purchase producing oil and gas properties, whose reserves can be enhanced with additional development work and to selectively participate in exploration activities. The funding for these activities has been provided by operating cash flows and bank financing. Net cash provided by operating activities for 1994 and 1993 was $5,696,279 and $6,737,745, while property and equipment expenditures over this same period were $15,373,776 and $6,065,590.

               In December, 1994 the Company amended its term loan agreement in connection with a $9.5 million property acquisition, borrowing an additional $5 million. At year end 1994, the major properties not subject to mortgage under the amended term loan agreement and accordingly, available for future financing, were the Levelland, Fullerton, and the newly acquired Sholem-Alechem waterfloods.

          RESULTS OF OPERATIONS
          YEAR ENDED DECEMBER 31, 1994 COMPARED TO DECEMBER 31, 1993
          ----------------------------------------------------------

               Income before cumulative effect of an accounting change rose $76,334, or 1 cent per share, during 1994 in spite of a decline in revenues. Oil and gas revenues for the 1994 year were $1,664,236 lower than a year ago due to a reduction in gas volumes sold and a drop in product pricing. Gas volumes declined 12%, oil prices 4%, and gas pricing 10%. Offsetting these revenue losses were cost reductions in every category except dry holes and abandonments, which increased $417,194, as the three dimensional seismic (3-D) program completed its shooting phase and entered the drilling phase ($332,320 was spent in 1994 on rentals and seismic compared with $1,309,158 in 1993). A total of ten exploratory wells were drilled based upon 3-D, resulting in three producers and seven dry holes compared with four dry holes a year ago.

               The other cost category which declined significantly in 1994 was depreciation and amortization which dropped $1,130,776 due to reduced gas volumes and positive reserve revisions on certain properties. Thus, operating profit increased almost 10 fold over last year - $815,420 in 1994 versus $86,338 in 1993.

               The other income (deductions) category was unfavorably impacted in the amount of $985,790. In 1993, the Company realized a $1.0 million dollar gain from the sale of gas processing rights which was non-recurring in 1994.

               Current period income tax expense was $333,042 lower than a year ago, primarily due to lower taxable income.


          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               The information required by Item 8 is included on pages 19 through 36 of this Report.


          ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               NONE


                                       PART III

               The information required by Part III (Items 10 through 13) is set forth in the Company's Proxy Statement for the annual meeting of stockholders to be held on May 21, 1996, and is incorporated herein by reference. Information with respect to the Company's executive officers as of March 18, 1996, is set forth commencing on pages 9 and 10 hereof under the caption "Executive Officers of the Registrant."

                                       PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8K

          FINANCIAL STATEMENTS AND SCHEDULES

               See Index to Consolidated Financial Statements and
          Schedules on page 18 of this Report.

          REPORTS ON FORM 8-K

               On January 4, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission, as amended by Amendment No. 1 on Form 8-KA dated February 28, 1996 to report the acquisition of producing oil and gas properties. Pro forma financial information was included in the report, as amended.

          EXHIBITS

             3.1(a)  Certificate of Incorporation, as amended, filed as
                     Exhibit 3.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1980 (the "1980 Form 10-K"), and incorporated herein by reference.

                (b) Certificate of Amendment of Certificate of Incorporation dated May 19, 1981, filed as Exhibit 3.1(b) to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1981 (the "1981 form 10-K"), and incorporated herein by reference.

                (c)  Certificate of Amendment of Certificate of
                     Incorporation dated May 22, 1987, filed as Exhibit
                     3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1987, and incorporated herein by reference.

                (d)  Certificate of Amendment of Certificate of
                     Incorporation dated June 3, 1993, filed as Exhibit
                     3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993, and incorporated herein by reference.

             3.2(a) By-Laws, as amended, filed as Exhibit 3.2(b) to the 1981 Form 10-K and incorporated herein by reference.

                (b) Amendment to the By-Laws, filed as Exhibit 3.2(b) to the 1981 Form 10-K and incorporated herein by reference.

                (c) Amendment to the By-Laws, filed as Exhibit 3.2(c) to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1984, and incorporated herein by reference.

                (d) Amendment to the By-Laws, filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1987, and incorporated herein by reference.

                (e) Amendment to the By-Laws, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993 and incorporated herein by reference.

                4.1 Credit agreement ($10,000,000 Term Facility) dated October 1, 1990 between Maynard Oil Company and First City, Texas - Dallas, filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1990, and incorporated herein by reference.

                4.2 First Amendment to Loan Agreement dated November 19, 1991 between Maynard Oil Company and First City, Texas - Dallas, filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1992, and incorporated herein by reference.

                4.3 Second Amendment to Loan Agreement, dated February 1, 1993 between Maynard Oil Company and Bank One, Texas, N.A. filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993, and incorporated herein by reference.

                4.4 Third Amendment to Loan Agreement, dated December 22, 1994 between Maynard Oil Company and Bank One, Texas, N.A., filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1994, and incorporated herein by reference.

                4.5 Fourth Amendment to Loan Agreement, dated March 29, 1995 between Maynard Oil Company and Bank One, Texas, N.A., filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995, and incorporated herein by reference.

               *4.6 Restated Loan Agreement, dated December 20, 1995 between Maynard Oil Company and Bank One, Texas, N.A., filed herewith.

              *10.1  1989 Stock Participation Plan, filed herewith.

              *11.1  Computation of per share earnings, filed herewith.

              *21.1 List of subsidiaries of the Company as of December 31, 1995, filed herewith.

                *27  Financial Data Schedules, filed herewith.

          ___________________________
          *        Filed herewith


                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAYNARD OIL COMPANY


                                        By \s\   James G. Maynard
                                            ---------------------------
                                             James G. Maynard
                                             Chairman of the Board


          Date:  March 29, 1996

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated in multiple counterparts with the same force and effect as if each person executing a separate counterpart has joined in execution of the same counterpart.


          /s/  James G. Maynard       Chairman of the Board,     March 29, 1996
          ------------------------      Chief Executive
               James G. Maynard         Officer & Treasurer

          /s/  Glenn R. Moore         President and Chief        March 29, 1996
          -----------------------       Operating Officer
               Glenn R. Moore

          /s/ Kenneth W. Hatcher      Vice President of Finance  March 29, 1996
          -----------------------       (Principal Financial
              Kenneth W. Hatcher        and Accounting Officer)

          /s/ Robert B. McDermott     Director                   March 29, 1996
          -----------------------
              Robert B. McDermott

          /s/ Ralph E. Graham         Director                   March 29, 1996
          ----------------------
              Ralph E. Graham





                           MAYNARD OIL COMPANY AND SUBSIDIARIES

                 Index to Consolidated Financial Statements and Schedules


                                                                            Page
                                                                            ----
          Financial Statements:

               Report of Independent Accountants                             19

               Consolidated Balance Sheets - December 31, 1995 and 1994      20

               Consolidated Statements of Income - Three years ended
                  December 31, 1995                                          21

               Consolidated Statements of Shareholders' Equity - Three
                  years ended December 31, 1995                              22

               Consolidated Statements of Cash Flows - Three years
                  ended December 31, 1995                                    23

               Notes to Consolidated Financial Statements                    24

               Financial Statement Schedules for the Three years
                   ended December 31, 1995

                      II - Valuation and Qualifying Accounts                 36

               All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.


                             REPORT OF INDEPENDENT ACCOUNTANTS
                             ---------------------------------


          To the Board of Directors and Shareholders of Maynard Oil Company

               In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Maynard Oil Company and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

               As discussed in Note 1, in 1993 the Company changed its method of accounting for income taxes.





          Price Waterhouse LLP
          March 25, 1996
          Dallas, Texas



                           MAYNARD OIL COMPANY AND SUBSIDIARIES
                                Consolidated Balance Sheets

                                                         December 31,
                                                   -----------------------
                                                      1995            1994
                                                      ----            ----
          ASSETS
          Current assets:
             Cash and cash equivalents            $  6,138,903    $ 5,836,389
             Accounts receivable, trade              3,297,933      2,411,451
             Other current assets                      465,426        782,087
                                                   -----------     ----------
                 Total current assets                9,902,262      9,029,927
                                                   -----------     ----------
          Property and equipment, at cost:
             Oil and gas properties, successful
               efforts method                      111,473,388     81,863,254
             Other property and equipment              507,953        670,110
                                                   -----------     ----------
                                                   111,981,341     82,533,364
             Less accumulated depreciation and
              amortization                         (49,045,024)   (43,492,197)
                                                   -----------     ----------
                Net property and equipment          62,936,317     39,041,167
                                                   -----------     ----------

                                                   $72,838,579    $48,071,094
                                                   ===========     ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities:
             Current installments of
                 long-term debt                    $ 4,812,500     $1,750,000
             Accounts payable                        4,126,013      2,611,209
             Accrued expenses                          920,653        590,138
             Income taxes payable                      412,695          --
                                                   -----------     ----------
                  Total current liabilities         10,271,861      4,951,347
                                                   -----------     ----------

          Deferred income taxes                      2,212,510      1,732,510

          Long-term debt                            21,250,000      5,250,000

          Shareholders' equity:
             Preferred stock of $.50 par value.
               Authorized 1,000,000 shares; none
                issued                                     --             --
             Common stock of $.10 par value.
               Authorized 20,000,000 shares;
               4,889,970 and 4,891,379 shares
               issued and outstanding                  488,997        489,138
             Additional paid-in capital             18,831,138     18,725,538
             Retained earnings                      19,784,073     16,922,561
                                                   -----------     ----------
                  Total shareholders' equity        39,104,208     36,137,237
                                                   -----------     ----------

          Contingencies and commitments (note 9)
                                                   $72,838,579    $48,071,094
                                                   ===========     ==========


          See accompanying Notes to Consolidated Financial Statements.






                                                           MAYNARD OIL COMPANY AND SUBSIDIARIES
                                                            Consolidated Statements of Income
                                                                          Years ended December 31,
                                                               --------------------------------------------
                                                                   1995            1994             1993
                                                                   ----            ----             ----
                 Revenues:
                    Oil and gas sales and royalties            $20,710,243     $13,358,560      $15,022,796

                 Costs and expenses:
                    Operating expenses                           8,443,466       4,970,506        5,430,105
                    Dry holes and abandonments                     573,737         837,360          420,166
                    Lease rentals and seismic                       35,542         332,320        1,309,158
                    General and administrative                     925,822       1,676,228        1,919,527
                    Depreciation and amortization                6,879,672       4,726,726        5,857,502
                                                                ----------      ----------       ----------
                                                                16,858,239      12,543,140       14,936,458
                                                                ----------      ----------       ----------
                     Operating profit                            3,852,004         815,420           86,338
                                                                ----------      ----------       ----------
                 Other income (deductions):
                    Interest income                                501,046         460,527          384,283
                    Interest expense                              (991,318)       (146,616)        (223,134)
                    Gain on disposition of assets                  991,875          66,367        1,204,919
                                                                ----------      ----------       ----------
                                                                   501,603         380,278        1,366,068
                                                                ----------      ----------       ----------
                    Income before income taxes                   4,353,607       1,195,698        1,452,406

                 Income tax expense                              1,330,500         252,482          585,524
                                                                ----------      ----------       ----------
                    Income before cumulative effect of
                          accounting change                      3,023,107         943,216         866,882

                 Cumulative effect of change in method
                    of accounting for income taxes                    --             --           1,386,844
                                                               -----------      ----------       ----------
                      Net income                               $ 3,023,107      $  943,216       $2,253,726
                                                               ===========      ==========       ==========
                 Weighted average number of common
                    shares outstanding                           4,890,708       4,891,592        4,894,829
                                                               ===========      ==========       ==========
                 Income per common share:
                    Income before cumulative effect
                       of accounting change                         $ .62            $ .19            $ .18
                    Cumulative effect of change in method
                          of accounting for income taxes               --               --              .28
                                                                    -----            -----            -----
                                                                    $ .62            $ .19            $ .46
                                                                    =====            =====            =====

                 See accompanying Notes to Consolidated Financial Statements.




                                                           MAYNARD OIL COMPANY AND SUBSIDIARIES
                                                     Consolidated Statements of Shareholders' Equity

                                                        Common Stock         Additional
                                                                               Paid-in         Retained
                                                     Shares        Amount      Capital         Earnings             Total
                                                   ---------      -------    -----------     -----------       -----------
                 Balance at December 31, 1992       4,904,192    $490,419    $18,672,753      $13,861,355       $33,024,527
                     Net income                           --          --            --          2,253,726         2,253,726
                     Purchase and retirement
                       of common stock                (12,448)     (1,245)          --            (73,271)          (74,516)
                                                    ---------    --------    -----------     -----------       -----------
                 Balance at December 31, 1993       4,891,744     489,174     18,672,753       16,041,810        35,203,737
                     Net income                           --         --             --            943,216           943,216
                     Exercise of common stock
                       options                         11,500       1,150         52,785              --             53,935
                     Purchase and retirement of
                       common stock                   (11,865)     (1,186)          --            (62,465)          (63,651)
                                                    ---------    --------    -----------     -----------       -----------
                 Balance at December 31, 1994       4,891,379     489,138     18,725,538       16,922,561        36,137,237
                     Net income                           --          --            --          3,023,107         3,023,107
                     Exercise of common stock
                       options                         24,000       2,400        105,600              --            108,000
                     Purchase and retirement of
                      of common stock                 (25,409)     (2,541)          --           (161,595)         (164,136)
                                                    ---------    --------    -----------     -----------       -----------
                 Balance at December 31, 1995       4,889,970    $488,997    $18,831,138      $19,784,073       $39,104,208
                                                    =========     ========   ===========     ===========       ===========

                 See accompanying Notes to Consolidated Financial Statements.


                                                           MAYNARD OIL COMPANY AND SUBSIDIARIES
                                                          Consolidated Statements of Cash Flows

                                                                                         Years ended December 31,
                                                                               1995               1994              1993
                                                                            ----------         ---------         ----------
                 Cash flows from operating activities:
                     Net income                                             $3,023,107         $ 943,216         $2,253,726
                     Adjustments to reconcile net
                       income to net cash provided by
                       operating activities:

                       Depreciation and amortization                         6,879,672         4,726,726          5,857,502
                       Deferred income taxes                                   480,000           867,510         (1,360,844)
                       Dry holes and abandonments                              573,737           837,360            420,166
                       Current year costs of dry holes and
                         abandonments                                          (94,390)         (725,836)          (304,935)
                       Gain on disposition of assets                          (991,875)          (66,367)        (1,204,919)
                     (Increase) decrease in current assets:
                       Accounts receivable                                    (886,482)         (316,855)           646,469
                       Other current assets                                    316,661           (41,974)          (195,747)
                     Increase (decrease) in current liabilities:
                      Accounts payable                                       1,514,804            64,471            681,624
                      Accrued expenses                                         330,515           (59,587)            13,318
                     Income taxes payable                                      412,695          (532,385)           (68,615)
                                                                           -----------       -----------       -----------
                       Net cash provided by operating
                         activities                                         11,558,444         5,696,279          6,737,745
                                                                           -----------       -----------       -----------
                 Cash flows from investing activities:
                     Proceeds from disposition of assets                     3,426,499           119,405          1,359,529
                     Additions to property and equipment                   (33,688,793)      (15,373,776)        (6,065,590)
                                                                           -----------       -----------       -----------
                        Net cash used by investing
                          activities                                       (30,262,294)      (15,254,371)        (4,706,061)
                                                                           -----------       -----------       -----------
                 Cash flows from financing activities:
                     Proceeds from issuance of
                       long-term debt                                       22,500,000         5,000,000              --
                     Principal payments on
                       long-term debt                                       (3,437,500)       (2,000,000)        (1,493,170)
                     Purchase of common stock                                 (164,136)          (63,651)           (74,516)
                     Exercise of stock options                                 108,000            53,935              --
                                                                           -----------       -----------       -----------
                       Net cash provided (used) by
                         financing activities                               19,006,364         2,990,284         (1,567,686)
                                                                           -----------       -----------       -----------
                 Net increase (decrease) in cash and
                   cash equivalents                                            302,514        (6,567,808)           463,998
                 Cash and cash equivalents at beginning
                   of year                                                   5,836,389        12,404,197         11,940,199
                                                                           -----------       -----------       -----------
                 Cash and cash equivalents at end of year                 $ 6,138,903        $ 5,836,389        $12,404,197
                                                                           ===========       ===========       ===========

                 See accompanying Notes to Consolidated Financial Statements.




                           MAYNARD OIL COMPANY AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements


          (1)  Summary of Significant Accounting Policies
               ------------------------------------------

               Business Activity
               -----------------

               The Company is engaged in the production and sale of and the acquisition, exploration and development of crude oil and natural gas in the Continental United States.

               Principles of Consolidation
               ---------------------------

               The consolidated financial statements include the accounts of Maynard Oil Company (Company) and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

               Property and Equipment
               ----------------------

               The Company follows the "successful efforts" method of accounting for its costs of acquisition, exploration and development of oil and gas properties. Intangible drilling and development costs related to development wells and successful exploratory wells are capitalized, whereas the costs of exploratory wells which do not find proved reserves are expensed. Costs of acquiring unproved leases are evaluated for impairment until such time as the leases are proved or abandoned. All geological and geophysical costs not reimbursed are expensed as incurred.

               Depreciation and amortization of producing properties is computed using the unit-of-production method based upon estimated proved recoverable reserves. Depreciation of other property and equipment is calculated by the straight-line method based upon estimated useful lives ranging from two to ten years.

               Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts, and the resulting gain or loss is recognized.

               Overhead Reimbursement Fees
               ---------------------------

               Overhead charges billed to working interest owners including the Company of $1,892,370, $805,982, and $681,389 for the three years ended December 31, 1995, respectively, have been classified as a reduction of general and administrative expenses in the accompanying Consolidated Statements of Income. The Company's working interest portion of the amounts billed are included in lease operating expenses.

               Deferred Income Taxes
               ---------------------

               Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", which changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. SFAS 109 requires the recognition of deferred tax liabilities and assets (net of any required valuation allowance) for the expected future tax consequences, if any, of temporary differences between the financial statement balance and the tax basis of assets and liabilities. The cumulative effect of the change in accounting for income taxes was an increase in net income of $1,386,844. No valuation allowance was provided in determining the cumulative effect adjustment. This adjustment was primarily attributable to a reduction in the deferred tax liability, which was originally recorded when the tax rate was 46%.

               Income per Common Share
               -----------------------

               Income per common share is computed using the weighted average number of common shares outstanding during each year. The difference between primary and fully diluted earnings per share, which assumes the exercise of stock options in 1994 and 1993, was not significant. During 1995, all outstanding stock options were exercised, and consequently, primary and fully diluted earnings per share are the same for the current year.

               Financial Instruments
               ---------------------

               The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt, including the current portion, approximates fair value because the interest rate on this instrument changes with market interest rates.

               Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. With respect to accounts receivable, these financial instruments primarily pertain to oil and gas sales and joint interest billings. These accounts receivable are due from small to mid-size companies engaged principally in oil and gas activities. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Payment terms are on a short-term basis and in accordance with industry standards.

               The Use of Estimates in Preparing Financial Statements
               ------------------------------------------------------

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, disclosure of gain and loss contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Since estimates are made based on all information available at the time, it is reasonably possible that, in the near term, a change in an estimate may occur or that actual amounts may differ from estimated amounts.

               Future Reporting Requirements
               -----------------------------

               The Company has elected to postpone adoption of SFAS No. 121,
                Accounting for the Impairment of Long-Lived Assets and for
               Long-Lived Assets to be Disposed of  until fiscal 1996.  The effect of SFAS 121, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, will not have a material impact on the Company's financial statements.

          (2)  Acquisitions and Dispositions (Reserve information is unaudited)
               ----------------------------------------------------------------

               During 1995, the Company consummated two separate producing property acquisitions for a gross purchase price of $29,250,000. On March 29, 1995, the Company closed its acquisition of working interests in 200 producing wells in the Permian Basin of West Texas. Estimated proved reserves associated with this transaction approximated .99 million barrels of oil and 6.5 billion cubic feet of gas (BCF). Total consideration paid was $10,500,000.

               On December 20, 1995, the Company closed the acquisition of working interests in 250 producing wells located in Garza County, Texas. Total consideration paid was $18,750,000, $13,000,000 of which was borrowed under a new term loan arrangement with Bank One, Texas. Proved reserves are estimated to be 2.46 million barrels of oil and .3 BCF of gas.

               In December, 1994, the Company purchased working interests in one gas well and seven waterflood units in the Sholem Alechem area of Carter and Stephens Counties, Oklahoma for a gross purchase price of $9.5 million. Proved reserves associated with this purchase were 1.6 million barrels of oil and .8 BCF of gas.

               The above acquisitions were accounted for as purchases, and their results of operations are included in the Consolidated Statements of Income from the closing dates, while their results of operations from the effective date through the closing date were recorded as purchase price adjustments.

               The following table presents unaudited pro forma operating results as if the acquisitions had occurred on January 1, 1994.

                                                    Years ended December 31,
                                                    -----------------------
                                                       1995         1994
                                                       ----         ----
               Amounts in thousands, except per
                share amounts
                 Sales                               $26,062      $26,857
                 Income before cumulative effect
                   of accounting change                3,568        1,921
               Income per common share:
                 Income before accounting change         .73          .39

               In September 1995, one prospect, which had been acquired in March, was sold after the Company received an unsolicited purchase offer. The economics were attractive, and the Company sold this prospect for $2,985,935 in cash proceeds realizing a gain of $817,794.

          (3)  Cash Flow Data
               --------------

               Cash in excess of daily requirements is invested in marketable securities, consisting of repurchase agreements, certificates of deposit, and commercial paper, with maturities of three months or less. At December 31, 1995 and 1994, such investments totaled $6,300,000 and $6,150,000, respectively, and are considered to be cash equivalents, which are carried at the lower of cost or market.

               Supplemental cash flow information for the three years ended December 31, 1995 is summarized as follows:

                                                1995         1994        1993
                                                ----        ----        ----
               Cash paid (received):
                 Interest expense            $ 853,247    $ 175,319   $ 200,539
                                              ========     ========    ========

                 Income taxes paid           $ 121,674    $  28,016   $ 643,662
                                              ========     ========    ========

                 Income taxes refunded       $    --      $(369,528)  $   --
                                              ========     ========    ========


          (4)  Long-term Debt
               --------------

               Long-term debt at December 31, 1995 and 1994 is summarized as follows:

                                                           1995          1994
                                                           ----          ----
               Term note due in 20 equal quarterly
                 installments of $1,250,000 commencing
                 April 1, 1996 plus one payment of
                 $1,062,500 made January 1, 1996.
                 Interest paid quarterly at varying
                 rates.  Secured by certain oil and
                 gas properties with a net book value
                 of $36,843,000.                        $26,062,500       --
               Amended term note due in 16 equal
                 quarterly installments commencing
                 January 1,1995.  Interest paid
                 quarterly at varying rates.
                 Secured by certain oil and gas
                 properties.                                 --      $7,000,000
               Less current installments                  4,812,500   1,750,000
                                                        -----------  ----------

                 Long-term debt                         $21,250,000  $5,250,000
                                                        ===========  ==========

               Effective December 21, 1995, the Company executed a new loan agreement with Bank One, Texas, increasing its outstanding loan from $13,062,500 to $26,062,500 in connection with the acquisition of producing properties discussed in Note 2. This new term loan agreement replaced a March, 1995 bank loan amendment, which had increased the outstanding loan amount from $7,000,000 to $16,062,500. The Company made scheduled loan repayments of $437,500 in January, 1995 and April, 1995 and $781,250 in July and October of 1995. Additionally, the Company prepaid $1,000,000 on September 1, 1995 after the sale of certain properties previously acquired.

               The term note permits the Company to choose between three interest rate options and to specify what portion of the loan is covered by a specific interest rate option and the applicable funding period to which the interest rate option is to apply. The interest rate options are as follows:

                    (1)  Bank's prime lending rate
                    (2)  Bank's certificate of deposit rate
                    (3)  London interbank eurodollar rate (Eurodollar)

               At December 31, 1995, interest on the bank term loan was at a rate of approximately 7.21%.

               The term note agreement contains restrictions related to working capital, net worth, and cash flow. Additionally, the debt agreement places certain limitations on the incurrence of additional debt and prohibits the payment of dividends.

          (5)  Employee Incentive Plans
               ------------------------

               In August 1989, an employee incentive plan was adopted, whereby stock participation units might be granted to officers and key employees. Such stock participation units will entitle a participant to a cash payment following termination of employment in an amount equal to the excess, if any, of the fair market value of one share of the Company's common stock over a share price specified on the date of grant, multiplied by the number of vested units. The units vest over a five year period with 25% vesting after two years and the remainder in three equal annual installments. For the year ended December 31, 1989, 73,000 units were awarded to certain employees at a price of $4.50 per share of which 49,500 units remain outstanding at December 31, 1995, all of which are 100% vested. During August 1993, 52,000 additional units were awarded at $5.625 per share of which 13,000 units are vested. Earnings are charged over the life of the units for increases in stock prices (if any) over $4.50 per share and $5.625 per share. During the periods ended December 31, 1995 and 1993, operations were charged $76,183 and $1,484 respectively, in regard to the stock participation units granted in 1989. During 1995, operations were also charged $15,676 in regard to the units awarded in 1993. There were no such charges in 1994.

               In March 1982, an employee incentive plan was adopted whereby stock options and stock appreciation rights might be granted to officers and key employees. A total of 281,517 shares were initially reserved for issuance. This plan terminated in March 1992 and no further grants may be made under this plan. The options became exercisable cumulatively in five equal installments, beginning on the first anniversary of the date of grant. The option price for shares granted pursuant to the plan was not less than the fair market value of the shares at the date of grant.

               A summary of stock option activity for the 1982 plan for the past three years is as follows:

                                                     Number
                                                        of       Option Price
                                                     Shares        per Share
                                                    -------      -------------

               Outstanding at December 31, 1992      45,600      $4.50 to $6.50
                 Granted                                -0-      --
                 Exercised                              -0-      --
                 Cancelled                          (5,000)      $4.75

               Outstanding at December 31, 1993      40,600      $4.50 to $6.50
                 Granted                                -0-      --
                 Exercised                         (11,500)      $4.69
                 Cancelled                          (5,100)      $4.50 to $6.50

               Outstanding at December 31, 1994      24,000      $4.50
                 Exercised                         (24,000)      $4.50

               Outstanding at December 31, 1995         -0-


               During September 1995, options for 24,000 shares were exercised. Common stock was credited for $2,400 and additional paid-in capital was credited for $105,600. The Company simultaneously repurchased and cancelled 23,500 of the shares exercised for $6.50 per share. Common stock was debited for $2,350 and retained earnings charged $150,400 in regard to the repurchased shares.


          (6)  Income Taxes
               ------------
               Income tax expense (benefit) consists of the following:

                                               Years ended December 31,
                                      --------------------------------------
                                           1995         1994          1993
                                           ----         ----          ----
                 Federal
                   Current            $  620,500     $(615,028)    $ 461,840
                   Deferred              480,000       867,510        26,000
                 State                   230,000          --          97,684
                                      ----------     ---------     ---------

                                      $1,330,500     $ 252,482     $ 585,524
                                      ==========     =========     =========


               Income tax expense for the three years ended December 31, 1995 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34% to income before income taxes. The reasons for this difference are as follows:

                                                  Year ended December 31,
                                            ---------------------------------
                                               1995        1994        1993
                                               ----        ----        ----

               Income tax expense at
                 U.S. statutory rate        $1,480,226  $ 406,537   $ 493,818
               State income taxes              230,000       --        97,684
               Allowable depletion in
                 excess of cost depletion     (281,526)      --      (188,700)
               Items not related to current
                 year earnings                 (89,198)  (294,528)    146,000
               Net operating loss
                 not utilized                     --       88,000        --
               Other items                      (9,002)    52,473      36,722
                                            ----------  ---------   ---------
                 Income tax expense         $1,330,500  $ 252,482   $ 585,524
                                            ==========  =========   =========


          The components of the net deferred tax liability were as follows:


                                                         December 31,
                                               ------------------------------
                                                   1995               1994
                                                   ----               ----

               Depreciable assets              $   61,510         $   29,210
               Depletable assets                   14,400             (6,100)
               Intangible drilling
                 and development
                 costs                          2,542,600          2,115,400
               Tax credit
                 carryforwards                   (406,000)          (406,000)
                                               ----------         ----------
               Net deferred tax
                 liability                     $2,212,510         $1,732,510


               In November 1995 the Oklahoma State Tax Commission completed an examination of the 1990 through 1993 state income tax returns for Maynard Oil Company. Taxes on the adjustments amounted to $149,690. The Company had followed a three factor apportionment formula (sales, property, and payroll) as allowed and utilized by the majority of taxpayers in calculating their Oklahoma tax liability. However, the Oklahoma Tax Commission requires a separate accounting theory to calculate the state tax liability. Management believes it has made adequate provision for all income taxes and interest arising as a result of this examination.

               As of December 31, 1995, the Company has alternative minimum tax credit carryforwards of approximately $406,000 available for Federal income tax purposes. No valuation allowance has been provided for this deferred asset.

          (7)  Employee Benefit Plans
               ----------------------

               Effective January 1, 1985 the Company adopted a noncontributory defined contribution retirement plan for all full-time employees age 21 or older who have completed one year of service. The plan provides for a minimum annual contribution by the Company equal to 3% of an employee's base salary plus overtime compensation. At its discretion the Company may also make supplemental contributions to the plan. Under this plan, amounts equal to retirement plan expense are funded annually, which amounted to $40,777, $28,298, and $23,012, respectively, for the years ended December 31, 1995, 1994, and 1993. The contributions for the same three year period have been reduced by $1,818, $10,407, and $20,104, respectively, for forfeitures attributable to employees terminated in prior years.

               Effective February 1, 1991, the Company adopted a profit sharing plan pursuant to Section 401 of the Internal Revenue Code, whereby participants may contribute a percentage of compensation. The Plan provides for a matching contribution by the Company equal to one-half of the employee's percentage contribution up to the first 10% of compensation for 1995, 1994, and 1993. During this same three year period, the Company's matching portion amounted to $59,579, $52,710, and 57,191, respectively.

          (8)  Major Customers
               ---------------

               During the years ended December 31, 1995, and 1993, oil and gas sales to three customers, amounting to approximately $4,377,000, $3,746,000, and $2,946,000, and $4,356,000,
               $1,857,000, and $1,749,000, respectively, each accounted for more than 10% of total consolidated revenues. During the year ended December 31, 1994, oil and gas sales to two customers, amounting to approximately $5,166,000 and $1,500,000, each accounted for more than 10% of total consolidated revenues.

          (9)  Contingencies and Commitments
               -----------------------------

               The Company is a defendant in certain non-environmental litigation arising from operations in the normal course of business. While it is not feasible to determine the outcome of these actions, it is the Company's opinion that the ultimate outcome of the litigation will have no material adverse effect in the financial position or results of operations of the Company.

               The Company leases office space and certain equipment under various operating leases which expire over the next five years. All leases require the payment of taxes and insurance, and the office lease requires the Company to pay its pro rata share of increases in maintenance expense above that prevailing in base years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company extended its office space lease, which was scheduled to terminate April 30, 1996, for an additional four years, such that the expiration date is now April 30, 2000. Rent expense for the three years ended December 31, 1995 was $298,371, $266,967, and $256,984, respectively.

               Minimum payments for operating leases having initial or noncancellable terms in excess of one year are as follows:

                                            1996         $  245,186
                                            1997            219,214
                                            1998            207,063
                                            1999            197,798
                                            2000             58,531
                                                          ---------

                    Total minimum payments                $ 927,792
                                                          =========


          (10) Quarterly Financial Data (Unaudited)
               ------------------------------------

               Summarized quarterly financial data for the years ended December 31, 1995 and 1994 is as follows:



                                                        First        Second           Third          Fourth
                                                       Quarter       Quarter         Quarter         Quarter
                                                       -------       -------         -------         -------
                 Year Ended December 31, 1995

                   Revenues                          $4,263,731     $5,884,593      $5,120,668      $5,441,251
                   Operating Profit                     685,165      1,667,493         860,547         638,799
                   Net Income                           583,589      1,113,360       1,214,186         111,972
                   Net Income per
                      common share                          .12            .23             .25             .02

                 Year Ended December 31, 1994

                   Revenues                          $3,200,210     $3,306,282      $3,197,136      $3,654,932
                   Operating Profit                       9,710       (550,545)        257,628       1,098,627
                   Net Income (loss)                     46,725       (347,056)        544,352         699,195
                   Net Income per
                     common share                           .01           (.07)            .11             .14


               During the fourth quarter of 1995, the Company recorded an impairment of $491,051 to unproved leasehold costs relating to the Company's three-dimensional seismic program. The effect of this impairment is included in Dry holes and abandonments on the Consolidated Statements of Income.


          (11) Supplemental Oil and Gas Disclosures (Unaudited)
               ------------------------------------------------

               Capitalized Costs
               -----------------

               A summary of the Company's aggregate capitalized property and equipment costs relating to oil and gas exploration and development activities follows:

                                                         December 31,
                                                     1995           1994
                                                ------------    -----------
               Undeveloped leaseholds and
                 royalties                      $    124,924    $   771,614
               Producing properties              111,348,464     81,091,640
                                                ------------    -----------
                                                 111,473,388     81,863,254
               Accumulated depreciation and
                 amortization                     48,807,308     43,002,143
                                                ------------    -----------

                    Net capitalized costs       $ 62,666,080    $38,861,111
                                                ============    ===========


               Costs Incurred
               --------------

                 A summary of costs incurred in oil and gas acquisition, exploration and development activities follows:

                                                   Years ended December 31,
                                                   ------------------------
                                          1995         1994         1993
                                          ----         ----         ----
          Acquisition of properties
            Undeveloped              $    59,010  $   293,472   $  644,666
            Proved                    29,234,607    9,679,619    3,544,615
          Exploration costs              413,632    1,473,571    1,609,065
          Development costs            3,949,882    4,972,784    1,736,360
                                     -----------  -----------  -----------

                                     $33,657,131  $16,419,446   $7,534,706
                                     ===========  ===========   ==========


               Results of Operations
               ---------------------

                    The results of operations from oil and gas producing activities are as follows:

                                             Years ended December 31,
                                      ------------------------------------
                                         1995         1994         1993
                                         ----         ----         ----

               Sales                 $20,710,243  $13,358,560  $15,022,796
               Production costs (a)   (8,443,466)  (4,970,506)  (5,430,105)
               Exploration expenses     (661,319)  (2,093,756)  (2,777,119)
               Depreciation and
                 amortization         (6,801,115)  (4,671,569)  (5,790,825)
                                      ----------   ----------   ----------
                                       4,804,343    1,622,729    1,024,747
               Income tax expense     (1,535,000)    (408,000)    (382,000)
                                      ----------   ----------   ----------

               Results of operations
                 from oil and gas
                 producing activities $3,269,343   $1,214,729    $ 642,747
                                      ==========   ==========    =========

               (a) Includes lifting costs, severance taxes and ad valorem taxes.

          Oil and Gas Reserve Quantities
          ------------------------------

          The following unaudited tables represent the Company's estimates of its proved oil and gas reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates were evaluated by the Company's staff of petroleum engineers and audited by independent petroleum engineers. It is their opinions that the reserve quantity and present value information in the following tables complies with the applicable rules and regulations of the SEC. All of the Company's reserves are located within the United States.


          Proved Developed and                      Oil           Gas
          Undeveloped Reserves                    (Barrels)       (MCF)
          --------------------                    ---------   ----------

          Total as of December 31, 1992          3,507,995    16,933,100
               Revisions of previous estimates    (253,871)    1,354,522
               Purchases of reserves             1,094,331       348,432
               Extensions and discoveries          238,240         8,504
               Production                         (557,704)   (2,717,162)
               Sales of reserves in place          (14,966)      (68,756)
                                                 ---------    ----------

          Total as of December 31, 1993          4,014,025    15,858,640
               Revisions of previous estimates     310,471       290,761
               Purchases of reserves             1,618,491       806,119
               Extensions and discoveries          778,924       395,184
               Production                         (558,295)   (2,390,298)
               Sales of reserves in place          (10,554)       (8,946)
                                                 ---------    ----------

          Total as of December 31, 1994          6,153,062    14,951,460
               Revisions of previous estimates    (113,124)     (291,417)
               Purchases of reserves             3,399,040     7,951,973
               Extensions and discoveries          455,693       969,038
               Production                         (957,873)   (2,720,441)
               Sales of reserves in place          (64,283)   (1,996,593)
                                                 ---------    ----------

          Total as of December 31, 1995          8,872,515    18,864,020
                                                 =========    ==========

          Proved Developed Reserves
          -------------------------
          December 31, 1993                      2,907,466    15,004,678
          December 31, 1994                      5,485,909    14,355,633
          December 31, 1995                      8,712,835    18,214,860


          Standardized Measure
          --------------------

               The standardized measure of discounted future cash flows from proved oil and gas reserves determined in accordance with rules prescribed by the Financial Accounting Standards Board is summarized as follows:

                                                 Years ended December 31,
                                              -----------------------------
                                               1995      1994       1993
                                              (000's)   (000's)    (000's)
                                             -------    -------    -------

          Future cash inflows                $192,794  $123,865    $80,832
          Future production costs             (92,873)  (61,969)   (35,984)
          Future development costs             (1,146)   (2,166)    (4,864)
                                              -------   -------    -------
                                               98,775    59,730     39,984
          Future income tax expenses          (14,464)   (8,590)    (4,413)
                                              -------   -------    -------
          Future net cash flows                84,311    51,140     35,571
          10% annual discount for estimated
            timing of cash flows              (27,710)  (16,929)   (12,635)
                                              -------   -------    -------
          Standardized measure of discounted
            future net cash flows             $56,601   $34,211    $22,936
                                              =======   =======    =======



          The following are the principal sources of changes in the standardized measure of discounted future net cash flows.


                                                                                      Years ended December 31,
                                                                       -----------------------------------------------
                                                                              1995            1994              1993
                                                                              (000's)         (000's)         (000's)
                                                                              -------         -------         -------
                 Standardized measure - beginning of year                     $34,211         $22,936          $27,875
                 Sales of oil and gas produced,
                   net of production costs                                    (12,267)         (8,388)          (9,593)
                 Net changes in prices and production costs                     5,396           3,065           (3,969)
                 Extensions, discoveries, and improved
                   recovery, less related costs                                 3,514           5,317              560
                 Changes in future development costs                              135             (57)            (594)
                 Development costs incurred                                       850           2,809            1,166
                 Revisions of previous quantity estimates                        (867)          1,694             (134)
                 Accretion of discount                                          3,996           2,578            3,305
                 Purchase of proved reserves                                   27,801           6,517            1,294
                 Sale of proved reserves                                       (2,065)              7             (109)
                 Net change in income taxes                                    (3,964)         (2,901)           2,324
                 Other                                                           (139)            634              811
                                                                              -------         -------           ------
                 Standardized measure - end of year                           $56,601         $34,211           $22,936
                                                                              =======         =======           =======




                                                                  Schedule II


                           MAYNARD OIL COMPANY AND SUBSIDIARIES
                             Valuation and Qualifying Accounts
                            Three Years Ended December 31, 1995


                                                      Charged to
                                           Beginning   Cost and    Ending
          Description            Balance    Expenses  Deductions  Balance
          -----------            -------    --------  ----------  -------

          Allowance for Doubtful Accounts - (a)
          -------------------------------------


          December 31, 1993      $ 43,000      --         --      $43,000
                                 ========    =======    =======   =======

          December 31, 1994      $ 43,000      --         --      $43,000
                                 ========    =======    =======   =======

          December 31, 1995      $ 43,000      --         --      $43,000
                                 ========    =======    =======   =======


          (a) Valuation account deducted in the balance sheet from trade accounts receivable.