Form 10-Q
period 1996-03-31
MAYNARD OIL CO
filed 1996-05-14
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ending   March 31, 1996      Commission File #0-5704
                       --------------      -----------------------


                                MAYNARD OIL COMPANY
  -------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



        Delaware                                      75-1362284
  -------------------------                     -------------------
  (State or other jurisdic-                        (IRS Employer
  tion of incorporation)                        Identification No.)


             8080 N. Central Expressway, Suite 660, Dallas, Texas 75206
  -------------------------------------------------------------------------

  Registrant's telephone number, including area code:  (214) 891-8880
                                                       --------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  / X /    No  /   /


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 1996.


                 4,889,795 shares of common stock, par value $0.10
  -------------------------------------------------------------------------


                       MAYNARD OIL COMPANY AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedules


                                                                   Page

  Part I.   Financial Information

            Consolidated Balance Sheets
               March 31, 1996 and December 31, 1995

            Consolidated Statements of Operations
               Three Months ended March 31, 1996 and 1995
            Consolidated Statements of Shareholders' Equity
               Three Months ended March 31, 1996

            Consolidated Statements of Cash Flows
               Three Months ended March 31, 1996 and 1995

            Notes to Consolidated Financial Statements

            Management's Discussion and Analysis of Financial
               Condition and Results of Operations

  Signatures


                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                            Consolidated Balance Sheets

                                                 March 31,   December 31,
                                                   1996          1995
                                               (Unaudited)     (Audited)
  ASSETS
  Current assets:
     Cash and cash equivalents                $  7,733,514  $  6,138,903
     Accounts receivable, trade                  4,154,021     3,297,933
     Other current assets                          439,611       465,426
                                              ------------  ------------
         Total current assets                   12,327,146     9,902,262
                                              ------------  ------------
  Property and equipment, at cost:
     Oil and gas properties, successful
       efforts method                          111,852,212   111,473,388
     Other property and equipment                  514,905       507,953
                                              ------------  ------------
                                               112,367,117   111,981,341
     Less accumulated depreciation and
       amortization                            (51,448,040)  (49,045,024)
                                              ------------  ------------
          Net property and equipment            60,919,077    62,936,317
                                              ------------  ------------
                                              $ 73,246,223  $ 72,838,579
                                              ============  ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Current installments of long-term debt   $  5,000,000  $  4,812,500
     Accounts payable                            4,098,527     4,126,013
     Accrued expenses                            1,153,592       920,653
     Income taxes payable                          454,695       412,695
                                              ------------  ------------
         Total current liabilities              10,706,814    10,271,861
                                              ------------  ------------
  Deferred income taxes                          2,292,510     2,212,510

  Long-term debt                                20,000,000    21,250,000

  Shareholders' equity:
     Preferred stock of $.50 par value.
       Authorized 1,000,000 shares; none
        issued                                         --            --
     Common stock of $.10 par value.
       Authorized 20,000,000 shares;
       4,889,870 and 4,889,970 shares
       issued and outstanding                      488,987       488,997
     Additional paid-in capital                 18,831,138    18,831,138
     Retained earnings                          20,926,774    19,784,073
                                              ------------  ------------
         Total shareholders' equity             40,246,899    39,104,208
                                              ------------  ------------
  Contingencies and commitments               $ 73,246,223  $ 72,838,579
                                              ============  ============

  See accompanying Notes to Consolidated Financial Statements.

                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                       Consolidated Statement of Operations
                                           Three Months ended March 31,
                                               1996          1995
  Revenues:
     Oil and gas sales                      $7,266,765     $4,230,329
     Interest and other                         64,316        114,980
     Gain on sale of assets                        661        146,178
                                            ----------     ----------
                                             7,331,742      4,491,487
                                            ----------     ----------
  Costs and expenses:
     Operating expenses                      2,471,241      1,795,475
     Exploration, dry holes
       and abandonments                        100,748         76,854
     General and administrative                256,487        250,330
     Depreciation and amortization           2,425,774      1,455,907
     Interest                                  454,038        129,332
                                            ----------     ----------
                                             5,708,288      3,707,898
                                            ----------     ----------
       Income before income taxes            1,623,454        783,589

  Income tax expense                           480,000        200,000
                                            ----------     ----------
       Net income                           $1,143,454     $  583,589
                                            ==========     ==========

  Weighted average number of common
     shares outstanding                      4,889,951      4,891,379
                                            ==========     ==========

  Net income per common share                 $ .23          $ .12
                                              =====          =====


                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                  Consolidated Statements of Shareholders' Equity
                         Three Months Ended March 31, 1996
                                    (Unaudited)
                                            Additional
                           Common Stock       Paid-in
                         ----------------     Capital      Retained
                         Shares    Amount     Amount       Earnings      Total
                         ------    ------     ------       --------      -----
  Balance at
    December 31, 1995 4,889,970  $488,997  $18,831,138  $19,784,073  $39,104,208

      Net income          --        --         --        1,143,454    1,143,454
      Purchase of
        common stock      (100)      (10)      --             (753)        (763)
                      ---------  --------  -----------  -----------  -----------
  Balance at
    March 31, 1996    4,889,870  $488,987  $18,831,138  $20,926,774  $40,246,899
                      =========  ========  ===========  ===========  ===========

   See accompanying Notes to Consolidated Financial Statements.

                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows

                                               Three Months Ended March 31,
                                                    1996          1995
                                                    ----          ----
  Cash flows from operating activities:
     Net income                                  $1,143,454   $  583,589
     Adjustments to reconcile net income to net
      cash provided by operating activities:

      Depreciation and amortization               2,425,774    1,455,907
      Deferred income taxes                          80,000      150,000
      Dry holes and abandonments                     95,627       66,839
      Current year costs of dry holes and
        abandonments                                 (5,918)     (66,839)
      (Gain) on sale of assets                         (661)    (146,178)
      (Increase) decrease in current assets:
        Accounts receivable                        (856,088)    (396,604)
        Prepaid expenses and other current assets    25,815       72,788
      Increase (decrease) in current liabilities:
        Accounts payable                            (27,486)     183,491
        Accrued expenses                            232,939      176,502
        Income taxes payable                         42,000       50,000
                                                 ----------   ----------
        Net cash provided by operating
          activities                              3,155,456    2,129,495
                                                 ----------   ----------

  Cash flows from investing activities:
     Proceeds from disposition of assets             10,031      303,386
     Additions to property and equipment           (507,613) (10,847,916)
                                                 ----------    ---------

        Net cash used by investing
          activities                               (497,582) (10,544,530)
                                                 ----------   ----------

  Cash flows from financing activities:
     Proceeds from issuance of long-term debt          --      9,500,000
     Principal payments on long-term debt        (1,062,500)    (437,500)
     Purchase of common stock                          (763)        --
                                                 ----------   ----------

        Net cash provided (used) by
          financing activities                   (1,063,263)   9,062,500
                                                 ----------   ----------
  Net increase in cash and cash equivalents       1,594,611      647,465

  Cash and cash equivalents at beginning of year  6,138,903    5,836,389
                                                 ----------   ----------

  Cash and cash equivalents at end of period     $7,733,514   $6,483,854
                                                 ==========   ==========

  See Accompanying Notes to Consolidated Financial Statements.




                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  March 31, 1996


  1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995, the results of operations for the three months ended March 31, 1996 and 1995 and changes in cash and cash equivalents for the three months ended March 31, 1996 and 1995.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Annual Report to Shareholders.

  2. Net income for the three months ended March 31, 1996 is not necessarily indicative of the results of the operations of Maynard Oil Company and Subsidiaries for the year ending December 31, 1996, and is subject to audit adjustments at year-end.

  3. Net income per common share is based on the weighted average number of shares outstanding in each period, which was 4,889,951 and 4,891,379 shares at March 31, 1996 and 1995, respectively.

  4. In March 1995, the Financial Accounting Standards Board ( FASB ) issued Statement of Financial Accounting Standards ( SFAS ) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No. 121 establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met.

      Under the successful efforts method of accounting for oil and gas operations, the Company periodically assessed its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. At December 31, 1995, the future net cash flows of these proved properties was $86.47 million as compared to the net book carrying amount of $62.67 million. The new statement requires the impairment review be performed at the lowest level of asset groupings for which there are identifiable cash flows. In the case of the Company, this results in a field by field impairment review.

      The Company adopted SFAS 121 on January 1, 1996 recognizing a $57,000 impairment loss which is included in depreciation and amortization expense on the Consolidated Statement of Operations for the three months ended March 31, 1996. The loss was recorded as the difference between the asset book carrying amounts and future cash flow projections, giving consideration to recent prices, pricing trends, probable and possible reserve recoveries, and discount rates. These projections represent the Company s best estimate of fair value based on the information available.

  5. The provision for income taxes consists of the following (thousands of dollars):

                                       Three Months Ended
                                            March 31
                                       ------------------
                                        1996         1995
                                        ----         ----
          Federal:
            Current                    $ 400        $  50
            Deferred (benefit)            80          150

                                       $ 480        $ 200


  6. Certain reclassification of 1995 accounts have been made to conform to the 1996 presentation.


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995
  ---------------------------------------------------------------------

       The Company reported net income of $1,143,454, or twenty-three cents per share, on revenues of $7,331,742 for the quarter ended March 31, 1996 compared with net income of $583,589, or twelve cents per share, on revenues of $4,491,487 for the same quarter a year ago. Results for the first quarter of 1996 were favorably impacted by operations on the two producing property acquisitions completed in 1995. Oil volumes rose 114,227 barrels during this first quarter with 94% of the increase coming from these new properties. Oil pricing increases also helped the current period results; the average price received during the 1995 quarter was $16.70 compared to $18.51 per barrel during the 1996 quarter, an 11% increase. Gas volumes and pricing also improved over a year ago, rising 234,893 thousand cubic feet (mcf) and twenty-three cents per mcf.

       The other two revenue categories reflected declines from a year ago. Interest income dropped 44% as the Company utilized a portion of its cash to acquire properties, and the gain on the sale of assets fell almost 100% as no producing properties were disposed of during 1996.

       On a dollar basis, operating expenses reflected an increase of $675,766. However, when converted to a net equivalent barrel basis ( NEB , conversion of 6 mcf equal to 1 NEB), the amounts actually reflect a reduction from 1995 levels - $5.54 per NEB during 1996 compared to $6.14 per NEB in 1995.
  During 1995 this category included workover expenses on properties acquired in late 1994 which were not recurring during the current period.

       Exploration costs, which include dry holes and abandonments, climbed 31% from the first quarter of 1995 to the first quarter of 1996 as the Company impaired a portion of its undeveloped leasehold associated with its three-dimensional seismic programs.

       Depreciation and amortization expense, which includes an impairment of $57,000 related to the adoption of SFAS 121 (see Note 4 to the Consolidated Financial Statements), rose from $4.98 per NEB in 1995 to $5.44 per NEB in 1996, a 7% increase.

       Interest expense increased from $129,332 in the 1995 quarter to $454,038 in the current year period, reflecting the increase in bank debt from $16,062,500 a year ago to $25,000,000 currently.

  Liquidity and Capital Resources
  -------------------------------

       The Company ended its first quarter with working capital of approximately $1,620,000 and a current ratio of 1.2 to 1, compared to working capital of approximately $3,606,000 and a current ratio of 1.6 to 1 a year ago. The decline in working capital between the current quarter and a year ago, $1,986,000, was related to the acquisition of producing properties for cash and additional bank financing during the first and fourth quarters of 1995. At March 31, 1996 the Company's total debt was $25,000,000. The Company believes that it has sufficient cash being generated from operating activities, or additional borrowing capacity, to fund its planned development and exploratory work.


                                        PART II

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                27  Financial Data Schedule, filed herewith.

           (b)  No reports were filed on Form 8-K since the last report.



                                    SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MAYNARD OIL COMPANY


                                     By: /s/ Glenn R. Moore
                                        --------------------------------
                                             Glenn R. Moore
                                             President



                                     By: /s/ Kenneth W. Hatcher
                                        ---------------------------------
                                             Kenneth W. Hatcher
                                             Vice President of Finance

  Dated:  May 10, 1996