Form 10-Q
period 1996-06-30
MAYNARD OIL CO
filed 1996-08-14
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ending  June 30, 1996           Commission File #0-5704



                            MAYNARD OIL COMPANY
            (Exact name of registrant as specified in its charter)



           Delaware                                      75-1362284
           --------                                      ----------
     (State or other jurisdic-                         (IRS Employer
     tion of incorporation)                          Identification No.)


               8080 N. Central Expressway, Suite 660, Dallas, Texas 75206


     Registrant's telephone number, including area code:   (214) 891-8880


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 1996.


                  4,889,680 shares of common stock, par value $0.10



                         MAYNARD OIL COMPANY AND SUBSIDIARIES

               Index to Consolidated Financial Statements and Schedules


Part I.   Financial Information

          Consolidated Balance Sheets
               June 30, 1996 and December 31, 1995

          Consolidated Statements of Operations
               Six Months and Three Months ended
               June 30, 1996 and 1995

          Consolidated Statements of Shareholders' Equity
               Six Months ended June 30, 1996

          Consolidated Statements of Cash Flows
               Six Months ended June 30, 1996 and 1995

          Notes to Consolidated Financial Statements

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Part II.  Other Information and Reports on Form 8-K

          Item 4.   Submission of Matters to a Vote of
                    Security Holders

       Signatures



                         MAYNARD OIL COMPANY AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                                 June 30,       December 31,
                                                   1996             1995
                                                (Unaudited)      (Audited)
     ASSETS
     Current assets:
        Cash and cash equivalents               $11,420,739    $ 6,138,903
        Accounts receivable, trade                4,502,974      3,297,933
        Other current assets                        395,528        465,426
            Total current assets                 16,319,241      9,902,262

     Property and equipment, at cost:
        Oil and gas properties, successful
          efforts method                        111,159,533    111,473,388
        Other property and equipment                514,881        507,953
                                                111,674,414    111,981,341
        Less accumulated depreciation and
         amortization                           (53,400,367)   (49,045,024)
             Net property and equipment          58,274,047     62,936,317

                                                $74,593,288    $72,838,579
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Current installments of long-term debt  $ 5,000,000    $ 4,812,500
        Accounts payable                          4,540,280      4,126,013
        Accrued expenses                          1,241,951        920,653
        Income taxes payable                        983,596        412,695
            Total current liabilities            11,765,827     10,271,861

     Deferred income taxes                        2,012,510      2,212,510

     Long-term debt                              18,750,000     21,250,000

     Shareholders' equity:
        Preferred stock of $.50 par value.
          Authorized 1,000,000 shares; none
           issued                                       --             --
        Common stock of $.10 par value.
          Authorized 20,000,000 shares;
          4,889,720 and 4,889,970 shares
          issued and outstanding                    488,972        488,997
        Additional paid-in capital               18,831,138     18,831,138
        Retained earnings                        22,744,841     19,784,073
            Total shareholders' equity           42,064,951     39,104,208

     Contingencies and commitments              $74,593,288    $72,838,579


     See accompanying Notes to Consolidated Financial Statements.


                        MAYNARD OIL COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Operations
                                   Six Months ended       Three Months ended
                                       June 30,                June 30,
                                  1996        1995        1996          1995

  Revenues:
    Oil and gas sales        $14,875,602  $10,104,163  $ 7,608,837 $ 5,873,834
    Interest and other           232,372      238,083      168,056     123,103
    Gain (loss) on sale
       of assets                 481,244      140,401      480,583      (5,777)
                              15,589,218   10,482,647    8,257,476   5,991,160

  Costs and expenses:
    Operating expenses         5,026,735    4,018,963    2,555,494   2,223,488
    Exploration, dry holes
       and abandoments           185,667      106,981       84,919      30,127
    General and administrative   521,406      434,815      264,919     184,485
    Depreciation and
      amortization             4,728,290    3,234,907    2,302,516   1,779,000
    Interest and other           914,486      440,032      460,448     310,700
                              11,376,584    8,235,698    5,668,296   4,527,800

      Income before income
         taxes                 4,212,634    2,246,949    2,589,180   1,463,360

  Income tax expense           1,250,000      550,000      770,000     350,000

        Net income           $ 2,962,634  $ 1,696,949  $ 1,819,180  $1,113,360

  Weighted average number of
    common shares outstanding  4,889,851    4,891,252    4,889,747   4,891,132

  Net income (loss) per
    common share                   $ .61        $ .35        $ .37       $ .23


  See accompanying Notes to Consolidated Financial Statements.

                        MAYNARD OIL COMPANY AND SUBSIDIARIES
                   Consolidated Statements of Shareholders' Equity
                           Six Months Ended June 30, 1996
                                     (Unaudited)
  CAPTION>
                                               Additional
                           Common Stock         Paid-in
                                                Capital       Retained
                         Shares     Amount       Amount       Earnings     Total

 Balance at
    December 31, 1995   4,889,970  $488,997   $18,831,138  $19,784,073  $39,104,208

       Net income            --        --          --        2,962,634    2,962,634

       Purchase of
        common stock         (250)      (25)       --           (1,866)      (1,891)

  Balance at
    June 30, 1996       4,889,720  $488,972   $18,831,138  $22,744,841  $42,064,951


   See accompanying Notes to Consolidated Financial Statements.

                        MAYNARD OIL COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                                    Six Months Ended June 30,
                                                        1996         1995
  Cash flows from operating activities:
     Net income                                      $2,962,634   $1,696,949
     Adjustments to reconcile net income to net
       cash provided by operating activities:

       Depreciation and amortization                  4,728,290    3,234,907
       Deferred income taxes                           (200,000)     150,000
       Dry holes and abandonments                       170,349       84,388
       Current year costs of dry holes and
         abandonments                                   (80,641)     (84,388)
       (Gain) on disposition of assets                 (481,244)    (140,401)
       (Increase) decrease in current assets:
         Accounts receivable                         (1,205,041)  (1,003,556)
         Inventories                                       (142)      41,019
         Prepaid expenses and other current assets       70,040      141,684
       Increase (decrease) in current liabilities:
         Accounts payable                               414,267    2,308,940
         Accrued expenses                               321,298      468,429
         Income taxes payable                           570,901      404,369

         Net cash provided by
           operating activities                       7,270,711    7,302,340

  Cash flows from investing activities:
     Proceeds from disposition of assets              1,393,989      297,610
     Additions to property and equipment             (1,068,473) (13,001,180)

         Net cash provided (used) by
           investing activities                         325,516  (12,703,570)

  Cash flows from financing activities:
     Proceeds from issuance of long-term debt             --       9,500,000
     Purchase of common stock                            (1,891)      (5,514)
     Principal payments on long-term debt            (2,312,500)    (875,000)

         Net cash provided (used) by
           financing activities                      (2,314,391)   8,619,486

  Net increase (decrease) in cash and cash
     equivalents                                      5,281,836    3,218,256

  Cash and cash equivalents at beginning of year      6,138,903    5,836,389

  Cash and cash equivalents at end of period        $11,420,739  $ 9,054,645


  See Accompanying Notes to Consolidated Financial Statements.


                        MAYNARD OIL COMPANY AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    June 30, 1996


     1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995, the results of operations for the six months ended June 30, 1996 and 1995 and changes in cash and cash equivalents for the six months ended June 30, 1996 and 1995.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Annual Report to Shareholders.

     2. Net income for the six months ended June 30, 1996 is not necessarily indicative of the results of the operations of Maynard Oil Company and Subsidiaries for the year ending December 31, 1996, and is subject to audit adjustments at year-end.

     3. Net income (loss) per common share is based on the weighted average number of shares outstanding in each period, which was 4,889,720 and 4,890,442 shares at June 30, 1996 and 1995, respectively. The difference between primary and fully diluted earnings per share, which assumes the exercise of stock options, is not significant.

     4. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No. 121 establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met.

          Under the successful efforts method of accounting for oil and gas operations, the Company periodically assessed its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows.
          At December 31, 1995, the future net cash flows of these proved properties was $86.47 million as compared to the net book carrying amount of $62.67 million.  The new statement requires the impairment review be performed at the lowest level of asset groupings for which there are identifiable cash flows.  In the case of the Company, this
          results in a field by field impairment review.

          The Company adopted SFAS 121 on January 1, 1996 recognizing a $57,000 impairment loss which is included in depreciation and amortization expense on the Consolidated Statement of Operations for the six months ended June 30, 1996. The loss was recorded as the difference between the asset book carrying amounts and future cash flow projections, giving consideration to recent prices, pricing trends, probable and possible reserve recoveries, and discount rates. These projections represent the Company's best estimate of fair value based on the information available.

     5. The provision for income taxes consists of the following (thousands of dollars):

                                Six Months Ended     Three Months Ended
                                    June 30,               June 30,
                                 1996      1995         1996      1995
                                 ----      ----         ----      ----

           Current              $1,450     $400        $1,050     $350
           Deferred (benefit)    (200)     150           (280)     --

                                $1,250     $550        $  770     $350


     6. Certain reclassification of 1995 accounts have been made to conform to the 1996 presentation.


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         The Company reported net income of $2,962,634, or sixty-one cents per share, on revenues of $15,589,218 for the six months ended June 30, 1996 compared with net income of $1,696,949, or thirty-five cents per share, on revenues of $10,482,647 for the same period a year ago. Earnings for the 1996 period were favorably impacted by the results of operations on the property acquisition consummated during December, 1995 and by the gain of $481,000 resulting from a property sale. Oil volumes rose 163,542 barrels during the current period with 84% of the increase coming from the newly acquired properties. Oil pricing increases also helped current period results; the average price received during the 1995 period was $17.43 compared to $19.72 per barrel during the 1996 period, a 13% increase. Gas volumes remained almost constant during the current period, while gas prices improved thirty-nine cents per thousand cubic feet of gas sold
     (mcf), or a 25% increase.

          On a dollar basis, operating expenses reflected an increase of $1,007,772. However, when converted to a net equivalent barrel basis ("NEB", conversion of 6 mcf equal to 1 NEB), the amounts are virtually unchanged - $5.93 per NEB during 1996 compared to $5.86 per NEB in 1995.

          Exploration costs, which include dry holes and abandonments, climbed 74% between the two six month periods. During the first quarter of 1996, the Company impaired a portion of its undeveloped leasehold associated with its three-dimensional seismic programs and during the second quarter of 1996, the Company drilled an exploratory dry hole, while the prior period included only the results of a dry hole.

          General and administrative expenses rose 20% to reflect the accrual of employee phantom stock options relating to an increase in the Company's
     common stock price from $6.75 per share at the beginning of the year to
     $8.25 per share at June 30, 1996.

          Depreciation and amortization expense, which includes an impairment of $57,000 related to the adoption of SFAS 121 (see Note 4 to the Consolidated Financial Statements), rose from $4.72 per NEB in 1995 to $5.58 per NEB in 1996, an 18% increase.

          Interest expense increased from $440,032 in the 1995 period to $914,486 in the current year period, reflecting the increase in bank debt from $15,625,000 a year ago to $23,750,000 currently.


     Quarter Ended June 30, 1996 Compared with Quarter Ended June 30, 1995

          For the quarter ended June 30, 1996, the Company earned $1,819,180, or thirty-seven cents per share, compared with net income of $1,113,360, or twenty-three cents per share, for the same quarter a year ago. The current quarter s results improved because of the operating results related to the prior year property acquisition and the proceeds received from a property sale discussed above.


     Liquidity and Capital Resources

          The Company ended its first six months of 1996 with working capital of approximately $4,553,000 compared to working capital of approximately $3,561,000 a year ago. The improvement in working capital is attributable to the proceeds received from the property sale mentioned above. The Company believes that it has sufficient cash being generated from operating activities or additional borrowing capacity to fund its planned development and exploratory work or further property acquisitions.


                             PART II.  OTHER INFORMATION

     ITEM 4.  Submission of Matters to a Vote of Security Holders

              (a)  The Annual Meeting of Stockholders was held on May 21, 1996.

	      (b)  Not applicable.

	      (c)  1.  Set forth below is the tabulation of the votes on each nominee for election of a director:

 							                                                     WITHOLD
                	 NAME                        FOR           AUTHORITY

                   Ralph E. Graham         4,507,425          6,889
                   Robert B. McDermott     4,507,425          6,889
                   James G. Maynard        4,507,425          6,889

                   2.  Not applicable.

              (b)  Not applicable.


      ITEM 6.  Exhibit and Reports on Form 8-K

               (a)  Exhibits:

                    Exhibit 27 - Financial Data Schedule

               (b)  Reports on Form 8-K:

                    None


                                     SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MAYNARD OIL COMPANY


                                        By:   /s/ Glenn R. Moore
                                             -------------------------------
                                               Glenn R. Moore
                                               President


                                        By:   /s/ Kenneth W. Hatcher
                                             -------------------------------
                                              Kenneth W. Hatcher
                                              Vice President of Finance


     Dated: August 14, 1996