Form 10-Q
period 1996-09-30
MAYNARD OIL CO
filed 1996-11-14
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ending September 30, 1996 Commission File #0-5704



                               MAYNARD OIL COMPANY
             (Exact name of registrant as specified in its charter)



              Delaware                                 75-1362284
       (State or other jurisdic-                     (IRS Employer
        tion of incorporation)                     Identification No.)


            8080 N. Central Expressway, Suite 660, Dallas, Texas 75206


Registrant's telephone number, including area code:   (214) 891-8880


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1996.


                    4,889,450 shares of common stock, par value $0.10
                      MAYNARD OIL COMPANY AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedules


                                                                      Page

Part I.   Financial Information

     Consolidated Balance Sheets
          September 30, 1996 and December 31, 1995

     Consolidated Statements of Operations
          Nine Months and Three Months ended
          September 30, 1996 and 1995

     Consolidated Statements of Shareholders' Equity
          Nine Months ended September 30, 1996

     Consolidated Statements of Cash Flows
          Nine Months ended September 30, 1996 and 1995

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Part II.  Other Information

     Item 6.   Exhibit and Report on Form 8-K

Signatures




                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                             September 30   December 31,
                                                 1996           1995
                                             (Unaudited)     (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                 $20,272,042    $ 6,138,903
   Accounts receivable, trade                  4,725,176      3,297,933
   Other current assets                          461,874        465,426
       Total current assets                   25,459,092      9,902,262

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                          102,604,153    111,473,388
   Other property and equipment                  533,353        507,953
                                             103,137,506    111,981,341
   Less accumulated depreciation and
    amortization                             (48,378,347)   (49,045,024)
        Net property and equipment            54,759,159     62,936,317

                                             $80,218,251    $72,838,579
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt    $ 5,000,000    $ 4,812,500
   Accounts payable                            3,671,638      4,126,013
   Accrued expenses                            1,554,492        920,653
   Income taxes payable                          783,596        412,695
       Total current liabilities              11,009,726     10,271,861

Deferred income taxes                          2,762,510      2,212,510
Long-term debt                                17,500,000     21,250,000

Shareholders' equity:
   Preferred stock of $.50 par value.
     Authorized 1,000,000 shares; none
      issued                                         --             --
   Common stock of $.10 par value.
     Authorized 20,000,000 shares;
     4,889,470 and 4,889,970 shares
     issued and outstanding at September
     30, 1996 and December 31, 1995,
     respectively                                488,947        488,997
   Additional paid-in capital                 18,831,138     18,831,138
   Retained earnings                          29,625,930     19,784,073
       Total shareholders' equity             48,946,015     39,104,208

Commitments                                  $80,218,251    $72,838,579

See accompanying Notes to Consolidated Financial Statements.




                                                  MAYNARD OIL COMPANY AND SUBSIDIARIES
                                                 Consolidated Statements of Operations
                                                           Nine Months ended                        Three Months ended
                                                             September 30,                            September 30,
                                                        1996               1995                  1996                1995
Revenues:
   Oil and gas sales and royalties                 $22,951,258         $15,160,524             8,075,656         $ 5,056,361
   Interest and other                                  382,661             460,633               150,289             222,550
   Gain on sale of assets                            6,176,109           1,010,806             5,694,865             870,405
                                                    29,510,028          16,631,963            13,920,810           6,149,316
Costs and expenses:
   Operating expenses                                7,539,495           6,328,838             2,512,760           2,309,875
   Exploration, dry holes and
    abandonments                                       196,691             130,407                11,024              23,426
   General and administrative                          890,137             635,666               368,731             200,851
   Depreciation and amortization                     7,054,655           4,960,876             2,326,365           1,725,969
   Interest and other                                1,283,188             719,541               368,702             279,509
                                                    16,964,166          12,775,328             5,587,582           4,539,630

   Income before income taxes                       12,545,862           3,856,635             8,333,228           1,609,686

Income tax expense                                   2,700,000             945,500             1,450,000             395,500

   Net income                                      $ 9,845,862         $ 2,911,135           $ 6,883,228          $1,214,186

Weighted average number of common
   shares outstanding                                4,889,768           4,890,801             4,889,607           4,889,912

Net income per common share                              $2.01               $ .60                 $1.41               $ .25


See accompanying Notes to Consolidated Financial Statements.



                                                  MAYNARD OIL COMPANY AND SUBSIDIARIES
                                             Consolidated Statements of Shareholders' Equity
                                                  Nine Months Ended September 30, 1996
                                                               (Unaudited)
                                                                           Additional
                                                Common Stock                 Paid-in
                                                                             Capital          Retained
                                          Shares            Amount           Amount            Earnings            Total
Balance at December 31, 1995            4,889,970          $488,997         $18,831,138       $19,784,073        $39,104,208

    Net income                               --                --                --             9,845,862          9,845,862
    Purchase of common stock                 (500)              (50)             --                (4,005)            (4,055)

Balance at September 30, 1996           4,889,470          $488,947         $18,831,138       $29,625,930        $48,946,015


See accompanying Notes to Consolidated Financial Statements.




                                                  MAYNARD OIL COMPANY AND SUBSIDIARIES
                                                  Consolidated Statements of Cash Flows

                                                                                Nine Months Ended September 30,
                                                                                1996                       1995
Cash flows from operating activities:
    Net income                                                                $9,845,862                $2,911,135
    Adjustments to reconcile net income to net
         cash provided by operating activities:

         Depreciation and amortization                                         7,054,655                 4,960,876
         Deferred income taxes                                                   550,000                   150,000
         Dry holes and abandonments                                              180,224                    95,684
         Current year costs of dry holes and
           abandonments                                                          (90,514)                  (95,684)
         (Gain) on disposition of assets                                      (6,176,109)               (1,010,806)
         (Increase) decrease in current assets:
           Accounts receivable                                                (1,427,243)                 (179,394)
           Recoverable income taxes                                                --                      320,500
           Inventories                                                            27,332                    54,051
           Prepaid expenses and other current assets                             (23,780)                   12,539
         Increase (decrease) in current liabilities:
           Accounts payable                                                     (454,375)                2,010,301
           Accrued expenses                                                      633,839                   465,432
           Income taxes payable                                                  370,901                   479,369

           Net cash provided by operating
             activities                                                       10,490,792                10,174,003

Cash flows from investing activities:
    Proceeds from disposition of assets                                        8,892,728                 3,404,198
    Additions to property and equipment                                       (1,683,826)              (13,717,831)

           Net cash provided (used) by
             investing activities                                              7,208,902               (10,313,633)
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                       --                    9,500,000
    Principal payments on long-term debt                                      (3,562,500)               (2,656,250)
    Purchase of common stock                                                      (4,055)                 (161,818)
    Exercise of stock options                                                      --                      108,000

           Net cash provided (used) by
             financing activities                                             (3,566,555)                6,789,932

Net increase in cash and cash
    equivalents                                                               14,133,139                 6,650,302

Cash and cash equivalents at beginning of year                                 6,138,903                 5,836,389

Cash and cash equivalents at end of period                                  $ 20,272,042               $12,486,691


See Accompanying Notes to Consolidated Financial Statements.




                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September  30, 1996


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995, the results of operations for the nine months ended September 30, 1996 and 1995 and changes in cash and cash equivalents for the nine months ended September 30, 1996 and 1995.

          The accounting policies followed by the Company are set forth in
          Note 1 to the Company's financial statements in the 1995 Annual Report to Shareholders.

2. Net income for the nine months ended September 30, 1996 is not necessarily indicative of the results of the operations of Maynard Oil Company and Subsidiaries for the year ending December 31, 1996, and is subject to audit adjustments at year-end.

3. Net income per common share is based on the weighted average number of shares outstanding in each period, which was 4,889,768 and 4,890,801 shares at September 30, 1996 and 1995, respectively. There is no difference in primary and fully diluted earnings per share since all outstanding stock options were exercised in 1995.

4. During 1996, the Company sold its interest in approximately 130 producing wells in Texas and Oklahoma for cash proceeds of $8,892,728, realizing a gain totaling $6,176,109. This gain was generated through transactions with seven separate entities.

5. The provision for income taxes consists of the following (thousands of dollars):

                         Nine Months Ended           Three Months Ended
                           September 30,                September 30,
                        1996            1995         1996            1995

     Current          $2,150           $ 796         $ 700          $ 396
     Deferred            550             150           750            --

                      $2,700           $ 946        $1,450          $ 396

6. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No. 121 establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met.

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

     The Company adopted SFAS 121 on January 1, 1996 recognizing a $57,000 impairment loss which is included in depreciation and amortization expense on the Consolidated Statement of Operations for the nine months ended September 30, 1996. The loss was recorded as the difference between the asset book carrying amounts and future cash flow projections, giving consideration to recent prices, pricing trends, probable and possible reserve recoveries, and discount rates. These projections represent the Company's best estimate of fair value based on the information available.

7. Certain reclassification of 1995 accounts have been made to conform to the 1996 presentation.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

    The Company reported net income of $9,845,862, or two dollars and one cent per share, on revenues of $29,510,028 for the nine months ended September 30, 1996 compared with net income of $2,911,135, or sixty cents per share, on revenues of $16,631,963 for the same period a year ago. Earnings for the 1996 period were favorably affected by a $6,176,109 gain from the sale of producing properties, $1.26 per share. The prior year nine months included a gain from the sale of producing properties which totaled $1,010,806, or $.21 per share.

     Oil and gas revenues improved 51% between the two nine month periods presented. Volumes produced and prices received for each product increased as follows:

                                               Nine Months Ended
                                       September 30,      September 30,
                                           1996               1995

        Oil Sales
          Barrels                         919,911            700,038
          Average Price                    $19.90             $17.15

        Gas Sales
          MCF (Thousand Cubic Feet)     2,368,235          2,059,217
          Average Price                    $ 1.96             $ 1.45

          On a dollar basis, operating expenses reflected an increase of $1,210,657. However, when converted to a net equivalent barrel basis ("NEB", conversion of 6 mcf equal to 1 NEB), the current period reflects a thirty-three cent per barrel reduction - $5.74 per NEB during 1996 compared to $6.07 during 1995.

          Exploration costs climbed 51% between the two nine month periods. During 1996, the Company impaired a portion of its undeveloped leasehold associated with its three-dimensional seismic programs and also drilled an exploratory dry hole, while the 1995 period included only the results of a dry hole.

          General and administrative expenses rose 40% to reflect the accrual of employee phantom stock options relating to an increase in the Company's common stock price from $6.75 per share at the beginning of the year to $9.625 per share at September 30, 1996.

          Depreciation and amortization expense, which includes an impairment of $57,000 related to the adoption of SFAS 121 (see Note 6 to the Consolidated Financial Statements), rose from $4.76 per NEB in 1995 to $5.37 per NEB in 1996, a 13% increase.

          Interest expense increased from $719,541 in the 1995 period to $1,283,188 in the current year period, reflecting the increase in bank debt from $13,843,750 a year ago to $22,500,000 currently.

Quarter Ended September 30, 1996 Compared with Quarter Ended September 30, 1995

     For the quarter ended September 30, 1996, the Company earned $6,883,228, or one dollar and forty-one cents per share, compared with net income of $1,214,186, or twenty-five cents per share, for the same quarter a year ago.
The current quarter's results improved because the majority of the property sales referred to in Note 4 to the Consolidated Financial Statements occurred during this quarter and also because oil and gas revenues rose.

Liquidity and Capital Resources

    The Company ended its first nine months of 1996 with working capital of approximately $14,449,000 compared to working capital of approximately $6,191,000 year ago. The improvement in working capital is attributable to the proceeds received from the property sales mentioned above. At September 30, 1996 the Company's total debt was $22,500,000, which was utilized to finance the acquisition of oil and gas properties over the last year and a half. The Company believes that it has sufficient cash being generated from operating activities or additional borrowing capacity to fund its planned activities.


                           PART II.  OTHER INFORMATION

ITEM 6.   Exhibit and Report on Form 8-K

          (a) Exhibit:
              Exhibit 27 - Financial Data Schedule

          (b) Report on Form 8-K:
              On October 15, 1996, the Company filed Form 8-K with the Securities and Exchange Commission to report the sale of producing oil and gas properties. Pro forma financial information was included in the report.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MAYNARD OIL COMPANY


                                   By:  /s/ Glenn R. Moore
                                        ------------------------------
                                            Glenn R. Moore
                                            President



                                   By:  /s/ Kenneth W. Hatcher
                                        ------------------------------
                                            Kenneth W. Hatcher
                                            Vice President of Finance


Dated: November 14, 1996