Form 10-K405
period 1996-12-31
MAYNARD OIL CO
filed 1997-03-31
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-K

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996 or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ---------------------- to ------------------------

  Commission file number   0-5704

                                  MAYNARD OIL COMPANY
  -----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

        Delaware                                            75-1362284
  --------------------------------                       ----------------
   (State of other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

  8080 N. Central Expressway, Suite 660, Dallas, Tx             75206
  -------------------------------------------------           ---------
  (Address of principal executive offices)                    (Zip Code)

  Registrant's telephone number, including area code:    (214)891-8880

  Securities registered pursuant to Section 12(b) of the Act:   NONE

  Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock - $.10 Par Value
  ----------------------------------------------------------------------------
                                 (Title of class)

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

  While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of its Common Stock held by non-affiliates on March 18, 1997 was $28,181,000 (based upon an estimate that 43.5% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock as reported by NASDAQ (NMS)).

  The number of shares outstanding of the Registrant's $.10 par value common stock as of March 18, 1997 was 4,889,450 shares.

  The following documents are incorporated into this Form 10-K by reference:
       Proxy Statement for Annual Meeting of Stockholders to be held on May 21, 1997 - Part III of Form 10K.

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

  RECENT ACTIVITIES

       During 1996, the Company sold its interests in approximately 130 producing wells in Texas and Oklahoma for cash totaling $8,865,731. The wells selected for sale were considered non-strategic assets due to the following criteria:

       (1)  no significant economic upside,
       (2)  probable non-recurring operating cost exposure in the near future,
       (3)  above average environmental concerns,
       (4) remote geographic location to the Company's major operating areas in Southern Oklahoma and West Texas.

  The properties sold represented proved reserves of approximately 269,000 barrels of oil and 4.5 billion cubic feet of gas.

  OIL AND GAS OPERATIONS

       The Company is an independent oil and gas company, engaged primarily in the production and exploration phases of the oil and gas business. Company operations include acquiring, exploring, developing, and operating crude oil and natural gas properties.

       The Company seeks to accomplish its overall goal of increasing hydrocarbon reserves and cash flow by selectively acquiring and exploiting producing oil and gas properties. When possible, the Company acquires producing properties on which it can act as operator, and thus, supervise production and development activities. Although the Company was unsuccessful during 1996 in its quest for reserve acquisitions, the year did bring the opportunity to build cash reserves for additional acquisitions in future years.

       The availability of a ready market for the sale of oil and gas from the Company's wells depends on numerous factors beyond the control of the Company, including the amount of domestic production, the importation of oil, the proximity of the Company's property to natural gas pipelines and the capacity of such pipelines, the market for other competitive fuels, fluctuations in seasonal demand, and governmental regulations relative to hydrocarbon production and pricing. The production of oil and gas is also subject to the laws of supply and demand, and therefore, is subject to purchaser cutbacks and price reductions during periods of oversupply. At December 31, 1996 almost 79% of the Company's estimated proved reserves, as well as 72% of the Company's 1996 production, were attributable to crude oil and condensate on a net equivalent barrel basis (net equivalent barrel "NEB" uses a conversion ratio of six thousand cubic feet of gas (MCF) to one net equivalent barrel of oil) and consequently, the Company is primarily impacted by oil markets.

       The market price for natural gas has fluctuated significantly from month to month and year to year for the past several years. The Company cannot predict gas price movements with any certainty.

       During the year ended December 31, 1996, two customers, Total Petroleum and Amoco Production Company, accounted for approximately 16%, and 10%, respectively, of consolidated revenues. The Company does not believe it would be adversely affected by the loss of any of its oil or gas purchasers.

       Except for curtailed exploration and production activity occasionally experienced in severe weather and normal curtailments of gas sales in summer months, the Company does not consider its business to be seasonal and does not carry significant amounts of inventory.

       During 1996, a total of twelve wells were drilled, three exploratory wells, and nine development wells. Below is a brief description of the work completed during the year and the results thereof.

       Fullerton Field, Andrews County, Texas - two productive development wells were drilled on this secondary recovery project which is owned 100% by the Company. These wells tested oil at a cumulative rate of 98 barrels of oil per day (BOPD).

       Of the remaining seven development wells, two were lease line cooperative wells being drilled to extend a secondary recovery project at Shafter Lake in Andrews County, Texas.

       Five other successful development wells were drilled in Burleson, Duval, Garza and Fisher Counties, Texas. Each tested in commercial quantities, one at the rate of 503 BOPD in which the Company owns a 2.5% working interest, the second at the rate of one thousand cubic feet of gas per day (MCFD) where the Company owns a 7.2% working interest and two infill drilling wells where the Company owns less than 1% working interest. The fifth development well was horizontally drilled in Garza County, Texas. Production rates have leveled off at 70 BOPD of which the Company owns a 100% working interest.

       Three exploratory wells were drilled in 1996, two of which were successful oil wells, and the third a dry hole. The first producer was drilled in Dawson County, Texas on a prospect the Company farmed out to another operator. This well tested at 168 BOPD and the Company retained a 6.25% working interest. The second successful exploratory well was drilled in Wayne County, Mississippi. The well tested at 183 BOPD and the Company owns a 15% working interest.

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

       The oil and gas operations of the Company are subject to local, state and federal environmental regulations. To date, compliance with these regulations by the Company has had no material effect on the Company's capital expenditures. The Company is unable to assess or predict at this time the impact that compliance with such environmental regulations may have on its future capital expenditures, earnings and competitive position. The Company presently estimates that it will not make any material capital expenditures for environmental control facilities for its fiscal year ending December 31, 1997.

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

       At March 18, 1997, the Company employed approximately 37 persons, including one geologist and five petroleum engineers.

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

  ESTIMATED PROVED RESERVES,
  FUTURE NET REVENUES AND PRESENT VALUE

       Reflected below are the estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas owned by the Company as of December 31, 1996, 1995, and 1994. Such reserve information has been prepared by the Company's staff of petroleum engineers and audited by the independent petroleum consulting firm of Netherland, Sewell, and Associates, Inc. No reserve reports with respect to the Company's proved net oil or gas reserves were filed with any federal authority or agency during the fiscal year ended December 31, 1996.

                                              December 31
                              1996               1995               1994
                        Oil(MB) Gas(MMCF)  Oil(MB)  Gas(MMCF)  Oil(MB) Gas(MMCF)
  Proved Developed      8,650.0  13,442.2   8,712.8 18,214.8   5,485.9  14,355.6
  Proved Undeveloped      324.4   1,143.0     159.7    649.2     667.2     595.8
                       --------  --------   ------- --------   -------  --------
  Total Proved Reserves 8,974.4  14,585.2   8,872.5 18,864.0   6,153.1  14,951.4

         The following table summarizes the future net revenues, using current prices and costs as of the dates indicated, as well as the present value, discounted at 10%, of such future net revenues from estimated production of proved reserves of crude oil and natural gas as of December 31, 1996, 1995, and 1994. Oil and gas prices used in the tabulation of the amounts below are based on the price received for each lease at December 31, of the appropriate year. The weighted average prices at December 31, 1996, 1995, and 1994 respectively, used in the estimates were $24.66, $18.13, and $16.06 per barrel of oil and $3.59, $1.65, and $1.62 per mcf of natural gas. Lease and well operating costs are based upon actual operating expense records.

                                                                                 December 31
                                                        1996                         1995                         1994
                                              -----------------------     ----------------------      --------------------
                                                Future        Present       Future       Present       Future      Present
                                                 Net           Value         Net          Value          Net        Value
    Expressed in 000's                         Revenue         @ 10%       Revenue        @ 10%        Revenue      @ 10%
                                               --------       -------      --------      -------       -------     -------
    Proved Developed                           $152,508        $98,184      $96,297      $65,235       $54,057      $36,798
    Proved Undeveloped                            8,101          4,026        2,478        1,075         5,673        3,159
                                               --------       --------      -------      -------       -------      -------
    Total Proved Reserves                      $160,609       $102,210      $98,775      $66,310       $59,730      $39,957

    Amounts presented in the tables above are before the effects of taxes.

    PRODUCTION, SALES PRICES AND COSTS

       The following table sets forth the Company's net oil and gas production, average sales prices and production costs for the three years ended
  December 31, 1996.

                                                      December 31
                                                1996      1995      1994
  Production:
    Oil (MB)                                   1,212.4     957.9     558.3
    Gas (MMCF)                                 2,890.1   2,720.4   2,390.3

  Average Sales Prices:
    Oil (per BBL)                                $20.39    $16.98    $15.47
    Gas (per MCF)                                $ 2.03    $ 1.57    $ 1.94

  Average Production Costs:
    Per net equivalent barrel of oil (1)(2)      $ 5.95    $ 5.98    $ 5.20

  (1)  Six MCF of gas equals one net equivalent barrel ("NEB").
  (2) Production costs are comprised of severance and advalorem taxes, if applicable, and lease operating expenses,which include workover costs.


  PRODUCTIVE WELLS AND ACREAGE

       As of December 31, 1996, the Company owned an interest in approximately 1,207 gross (293.5 net) wells, of which 1,176 gross (287.5 net) are oil wells and 31 gross (6.0 net) are gas wells, located on approximately 31,293 gross (13,142 net) producing acres.

  UNDEVELOPED ACREAGE

       The following table sets forth the Company's gross and net undeveloped acreage as of December 31, 1996.

                                                Undeveloped Acreage
                                                   Gross      Net

  Colorado  . . . . . . . . . . . . . . . . .        80        10
  Louisiana . . . . . . . . . . . . . . . . .        80        40
  Mississippi . . . . . . . . . . . . . . . .       120        18
  North Dakota  . . . . . . . . . . . . . . .        62         4
  Oklahoma  . . . . . . . . . . . . . . . . .     5,492       869
  Texas . . . . . . . . . . . . . . . . . . .     5,342     2,118
  Wyoming . . . . . . . . . . . . . . . . . .     2,256       794
                                                 ------     -----
  Total                                          13,432     3,853
                                                 ======     =====
  DRILLING ACTIVITY

       The following table sets forth the results of the Company's drilling activity during the three years ended December 31, 1996.

                          Exploratory      Development         Total
                         Gross    Net     Gross    Net     Gross    Net
  December 31, 1996
     Productive            1    .063        9    3.856      10    3.919
     Dry                   1    .333        0     .000       1     .333

   Total                   2    .396        9    3.856      11    4.252

  December 31, 1995
     Productive            3    .563       12    5.465       15    6.028
     Dry                   2    .250        0     .000        2     .250

   Total                   5    .813       12    5.465       17    6.278

  December 31, 1994
     Productive            3    .750       19   17.049       22   17.799
     Dry                   8   3.130        0     .000        8    3.130
   Total                  11   3.880       19   17.049       30   20.929

       At March 18, 1997 and December 31, 1996, the Company had one gross
  (.15 net) exploratory well in the process of being drilled.


  ITEM 3.   LEGAL PROCEEDINGS

       The Company is a defendant in minor lawsuits that have arisen in the ordinary course of business. The Company does not expect any of these to have a material adverse effect on the Company's consolidated financial position.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

  EXECUTIVE OFFICERS OF THE REGISTRANT

       Information with respect to the Company's executive officers as of March 18, 1997, is set forth in the table below.

       Name                        Position              Age      Since

  James G. Maynard         Chairman of the Board,         70       1971
                             Chief Executive Officer
                             and Treasurer

  Glenn R. Moore           President and Chief            59       1982
                             Operating Officer

  L. Brent Carruth         Vice President of              63       1984
                             Operations

  Kenneth W. Hatcher       Vice President of              53       1983
                             Finance

  Linda K. Burgess         Corporate Secretary            48       1984
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


                                      PART II

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

       The Company's Common Stock is traded in the over-the-counter market, NASDAQ trading symbol "MOIL". The high and low sales prices for each quarterly period during the two years ended December 31, 1996, were as follows:

       1996           High      Low           1995         High     Low

  First Quarter     $ 8 1/2   $6 3/4     First Quarter    $5      $4 1/8
  Second Quarter      8 3/4    7 1/8     Second Quarter    6 1/2   4 1/2
  Third Quarter      11        8 3/8     Third Quarter     6 1/2   5 3/4
  Fourth Quarter     22        9 5/8     Fourth Quarter    7       5 3/4

       As of March 18, 1997, the Company had approximately 968 shareholders of record.

       The Company has not paid any dividends on its Common Stock in the past, nor does it plan to pay dividends in the foreseeable future. The Company's ability to pay dividends is currently restricted under its Loan Agreement with Bank One, Texas.

  ITEM 6.   SELECTED FINANCIAL DATA.

       The following table summarizes certain selected financial data to highlight significant trends in the Company's financial condition and operating results for the periods indicated. The selected financial information presented should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Report and the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth under Item 7 below. All amounts are expressed in thousands, except per share information.

                                                December 31<F1>
                               1996     1995       1994     1993      1992
  Total revenue from
    oil and gas              $30,583   $20,540   $13,265   $14,861  $17,066
  Income before income
    taxes and discontinued
      operations              15,758     4,354     1,196     1,452    3,669
  Income (loss) from
    discontinued operations     --          --       --        --    (1,182)
  Income before accounting
    change                     9,954     3,023       943       867    1,569
  Net income                   9,954     3,023       943     2,254    1,569
  Per share income             2.04        .62       .19       .46      .32
  Total assets                81,257    72,838    48,071    43,798   43,846
  Long-term debt              16,250    21,250     5,250     2,000    4,000
  Shareholders' equity        49,054    39,104    36,137    35,203   33,025
     Per share                10.03       8.00      7.39      7.19     6.73
  Net working capital         12,942      (370)    4,079     9,510   10,630
  Net cash provided by
    operating activities      13,921    11,558     5,696     6,738    9,092

  <F1> The Company disposed of its contract drilling operations in August,
       1992. Total revenues and income (loss) before income taxes have been restated to eliminate the effects of contract drilling operations.


  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995
  LIQUIDITY AND CAPITAL RESOURCES

          During 1996, the Company sold its interest in approximately 130 producing oil and gas wells in Texas and Oklahoma for cash totaling $8,865,731 which resulted a pre-tax gain in excess of $6,000,000. Company management considered this group of properties not to be a major contributor to the future earning capacity of the Company, and thus, opted to sell these properties while searching for additional acquisitions which represent a better geographic and economic fit with the Company's core properties in southern Oklahoma and west Texas.

          Although the Company was not successful in 1996 in making an acquisition, it has positioned itself for future acquisition transactions by having over 26% of its year end assets in cash and additional borrowing capacity with its lender.

          Net cash provided by operating activities before changes in assets and liabilities rose approximately 19% to $11,741,897. Higher crude oil sales more than offset the net revenues given up from the sale of property referred to above.

          Net working capital at December 31, 1996 was $12,942,000 compared with a negative $370,000 at the end of 1995.

  RESULTS OF OPERATIONS
  YEAR ENDED DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995

          Net income for 1996 more than tripled 1995 levels, rising from $3,023,107 for 1995 to $9,953,783, primarily as a result of gains from the disposition of assets. The gain from disposals in 1995 was $991,875 versus $6,202,473 during the current year.

          The earnings increase was also aided by higher oil and gas revenues, which rose 49% to $30,583,133. Higher revenues were the result of increased production volumes and prices. Oil volumes rose almost 27% to 1,212,369 barrels and gas volumes over 6% to 2,890,061 mcf, both a result of the late 1995 producing property acquisition and prior year drilling. Pricing also shot up with oil selling at $20.39 per barrel compared to $16.98 per barrel a year ago and gas selling at $2.03 per mcf compared with $1.57 per mcf in 1995. These price increases will probably not be sustained during the first half of 1997, but are definitely a welcome addition to the Company.

          Lease operating expenses increased $1,636,482 over 1995 levels. However, on a net equivalent barrel (NEB) basis lifting costs actually declined three cents per equivalent barrel.

          Exploration costs were 67% lower in 1996, totaling $201,509, versus $609,279 due to decreased exploratory activity. Very little seismic activity was performed in 1996, and only 3 exploratory wells were drilled during the current year.

          General and administrative expenses rose $974,586 from $925,822 in 1995 to $1,900,408 in 1996. The majority of this increase, $888,884, is represented by charges for an employee benefit plan whose value appreciates as the Company's common stock price rises. These charges represent a liability on the Company's books which will not be converted into cash until the various employees covered by this plan terminate their employment with the Company.

          Depreciation and amortization expense increased on a dollar basis from $6,879,672 in 1995 to $7,894,388. However, when converted to a net equivalent barrel basis, this amount actually declined from $4.87 per net equivalent barrel (NEB) a year ago to $4.66 per NEB currently as a result of oil and gas reserve additions and revisions during the current period.

          Interest expense increased $692,542 due to the additional bank borrowings utilized to finance the properties acquired in 1995.

          Income tax expense rose to $5,804,370 in 1996 from $1,330,500 in 1995 due to improved earnings and the additional gain generated from the sale of properties during the current year. The Company had anticipated deferring tax expense on a substantial portion of the 1996 gain via the like-kind exchange rules. Qualified escrow accounts amounting to over $6,200,000 were established and replacement property was identified. However, the Company was unable to consummate the transaction, and subsequently, paid the tax due on the gain.

  YEAR ENDED DECEMBER 31, 1995 COMPARED TO DECEMBER 31, 1994
  LIQUIDITY AND CAPITAL RESOURCES

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

          A gain from the sale of property totaling $991,875 was generated during 1995 compared to only $66,367 in 1994.

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

          Depreciation and amortization expense grew almost 46% in 1995 to $6,879,672. This significant increase was principally attributable to the addition of properties in late 1994 and first quarter 1995, which added approximately $20 million to the Company's depletable costs.

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

  ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.

          None

                                     PART III

          The information required by Part III (Items 10 through 13) is set forth in the Company's Proxy Statement for the annual meeting of stockholders to be held on May 21, 1997, and is incorporated herein by reference. Information with respect to the Company's executive officers as of March 18, 1997, is set forth commencing on pages 8 and 9 hereof under the caption "Executive Officers of the Registrant".

                                      PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

  FINANCIAL STATEMENTS AND SCHEDULES

          See Index to Consolidated Financial Statements and Schedules on page 18 of this Report.

  REPORTS ON FORM 8-K

          On October 15, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission, to report the sale of producing oil and gas properties. Pro forma financial information was included in the report.

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

          (c) Amendment to the By-Laws, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1984, and incorporated herein by reference.

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

        4.6 Restated Loan Agreement, dated December 20, 1995 between Maynard Oil Company and Bank One, Texas, N.A., filed as
                 Exhibit 4.6 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995, and incorporated herein by references.

       10.1 1989 Stock Participation Plan, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995 and incorporated herein by reference.

       11.1      Computation of per share earnings, filed herewith.

       21.1 List of subsidiaries of the Company as of December 31, 1996, filed herewith.


                                    SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MAYNARD OIL COMPANY

                                     By   \s\  James G. Maynard
                                          --------------------------
                                               James G. Maynard
                                               Chairman of the Board


  Date:  March 31, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated in multiple counterparts with the same force and effect as if each person executing a separate counterpart has joined in execution of the same counterpart.



  /s/  James G. Maynard       Chairman of the Board,     March 31, 1997
       --------------------   Chief Executive Officer
       James G. Maynard       & Treasurer

  /s/  Glenn R. Moore         President and Chief        March 31, 1997
       --------------------     Operating Officer
       Glenn R. Moore

  /s/  Kenneth W. Hatcher     Vice President of Finance  March 31, 1997
       --------------------   (Principal Financial
       Kenneth W. Hatcher     and Accounting Officer)

  /s/  Robert B. McDermott    Director                   March 31, 1997
       --------------------
       Robert B. McDermott

  /s/  Ralph E. Graham        Director                   March 31, 1997
       --------------------
       Ralph E. Graham


                       MAYNARD OIL COMPANY AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedules

                                                                            Page


  Financial Statements:

       Report of Independent Accountants

       Consolidated Balance Sheets - December 31, 1996 and 1995

       Consolidated Statements of Income - Three years ended
          December 31, 1996

       Consolidated Statements of Shareholders' Equity - Three years ended December 31, 1996

       Consolidated Statements of Cash Flows - Three years ended December 31, 1996

       Notes to Consolidated Financial Statements

       Financial Statement Schedules for the Three years ended December 31, 1996

              II - Valuation and Qualifying Accounts

       All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.


                         REPORT OF INDEPENDENT ACCOUNTANTS


  To the Board of Directors and Shareholders of Maynard Oil Company

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Maynard Oil Company and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


  Price Waterhouse LLP
  March 25, 1997
  Dallas, Texas



                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                            Consolidated Balance Sheets

                                                       December 31,
                                                   1996            1995
  ASSETS
  Current assets:
     Cash and cash equivalents                 $ 21,817,447    $ 6,138,903
     Accounts receivable, trade                   4,274,439      3,297,933
     Other current assets                           585,021        465,426
         Total current assets                    26,676,907      9,902,262

  Property and equipment, at cost:
     Oil and gas properties, successful
       efforts method                           103,223,604    111,473,388
     Other property and equipment                   540,736        507,953
                                                103,764,340    111,981,341
     Less accumulated depreciation and
      amortization                              (49,183,946)  ( 49,045,024)
        Net property and equipment               54,580,394     62,936,317

                                               $ 81,257,301   $ 72,838,579
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Current installments of long-term debt     $ 5,000,000   $  4,812,500
     Accounts payable                             3,592,404      4,126,013
     Accrued expenses                             1,710,681        920,653
     Income taxes payable                         3,431,476        412,695
          Total current liabilities              13,734,561     10,271,861

  Deferred income taxes                           2,219,000      2,212,510

  Long-term debt                                 16,250,000     21,250,000

  Shareholders' equity:
     Preferred stock of $.50 par value.
       Authorized 1,000,000 shares; none
        issued                                          --             --
     Common stock of $.10 par value.
       Authorized 20,000,000 shares;
       4,889,450 and 4,889,970 shares
       issued and outstanding                       488,945        488,997
     Additional paid-in capital                  18,831,138     18,831,138
     Retained earnings                           29,733,657     19,784,073
          Total shareholders' equity             49,053,740     39,104,208

  Contingencies and commitments (note 9)
                                               $ 81,257,301   $ 72,838,579

  See accompanying Notes to Consolidated Financial Statements.




                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                         Consolidated Statements of Income

                                              Years ended December 31,
                                          1996          1995          1994
  Revenues:
     Oil and gas sales and royalties  $30,583,133   $20,539,738   $13,265,075
     Interest and other                   732,660       671,551       554,012
     Gain on disposition of assets      6,202,473       991,875        66,367
                                       37,518,266    22,203,164    13,885,454

  Costs and expenses:
     Operating expenses                10,079,948     8,443,466     4,970,506
     Exploration, dry holes and
       abandonments                       201,509       609,279     1,169,680
     General and administrative         1,900,408       925,822     1,676,228
     Depreciation and amortization      7,894,388     6,879,672     4,726,726
     Interest and other                 1,683,860       991,318       146,616
                                       21,760,113    17,849,557    12,689,756

     Income before income taxes        15,758,153     4,353,607     1,195,698

  Income tax expense                    5,804,370     1,330,500       252,482

       Net income                     $ 9,953,783   $ 3,023,107   $   943,216

  Weighted average number of common
     shares outstanding                 4,889,690     4,890,708     4,891,592

  Net income per common share               $2.04         $ .62         $ .19

  See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                  Consolidated Statements of Shareholders' Equity

                                             Common Stock           Additional
                                                                      Paid-in        Retained
                                          Shares       Amount         Capital         Earnings            Total
    Balance at December 31, 1993         4,891,744     $489,174     $18,672,753     $16,041,810        $35,203,737
        Net income                              --           --              --         943,216           943,216
        Exercise of common stock
          options                           11,500        1,150          52,785              --            53,935
        Purchase and retirement of
          common stock                     (11,865)      (1,186)             --         (62,465)           (63,651)

    Balance at December 31, 1994         4,891,379      489,138       18,725,538     16,922,561         36,137,237
        Net income                              --           --                --     3,023,107          3,023,107
        Exercise of common stock
          options                           24,000        2,400          105,600             --            108,000
        Purchase and retirement of
         of common stock                   (25,409)      (2,541)            --          (161,595)         (164,136)

    Balance at December 31, 1995         4,889,970      488,997       18,831,138      19,784,073        39,104,208
        Net income                              --           --              --        9,953,783         9,953,783
        Purchase and retirement
          of common stock                     (520)         (52)             --            (4,199)          (4,251)

    Balance at December 31, 1996         4,889,450     $488,945      $18,831,138      $29,733,657      $49,053,740

    See accompanying Notes to Consolidated Financial Statements.



                                                    MAYNARD OIL COMPANY AND SUBSIDIARIES
                                                   Consolidated Statements of Cash Flows

                                                             Years ended December 31,
                                                        1996           1995           1994
    Cash flows from operating activities:
        Net income                                    $9,953,783     $3,023,107     $ 943,216
    Adjustments to reconcile net income to net
          cash provided by operating activities:

          Depreciation and amortization                7,894,388      6,879,672     4,726,726
          Deferred income taxes                            6,490        480,000       867,510
          Dry holes and abandonments                     180,230        573,737       837,360
          Current year costs of dry holes and
            abandonments                                 (90,521)       (94,390)     (725,836)
          Gain on disposition of assets               (6,202,473)      (991,875)      (66,367)
        (Increase) decrease in current assets:
          Accounts receivable                           (976,506)      (886,482)     (316,855)
          Other current assets                          (119,595)       316,661      (41,974)
        Increase (decrease) in current liabilities:
         Accounts payable                               (533,609)     1,514,804        64,471
         Accrued expenses                                790,028        330,515       (59,587)
    Income taxes payable                               3,018,781        412,695      (532,385)

          Net cash provided by operating
            activities                                13,920,996     11,558,444     5,696,279

    Cash flows from investing activities:
        Proceeds from disposition of assets            8,884,691      3,426,499       119,405
        Purchase price adjustment                        874,245           --            --
        Additions to property and equipment           (3,184,637)   (33,688,793)  (15,373,776)

          Net cash provided (used) by
            investing activities                       6,574,299    (30,262,294)  (15,254,371)

    Cash flows from financing activities:
        Proceeds from issuance of
         long-term debt                                       --     22,500,000     5,000,000
        Principal payments on long-term debt          (4,812,500)    (3,437,500)   (2,000,000)
        Purchase of common stock                          (4,251)      (164,136)      (63,651)
        Exercise of stock options                             --        108,000        53,935

          Net cash provided (used) by
            financing activities                       (4,816,751)    19,006,364     2,990,284

    Net increase (decrease) in cash and
      cash equivalents                                 15,678,544        302,514    (6,567,808)
    Cash and cash equivalents at beginning
      of year                                           6,138,903      5,836,389    12,404,197
    Cash and cash equivalents at end of year          $21,817,447    $ 6,138,903   $ 5,836,389

    See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements


  (1)  Summary of Significant Accounting Policies

       Business Activity

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

       Overhead Reimbursement Fees

       Overhead charges billed to working interest owners including the Company of $1,870,752, $1,892,370, and $805,982, for the three years ended
       December 31, 1996, respectively, have been classified as a reduction of general and administrative expenses in the accompanying Consolidated Statements of Income. The Company's working interest portion of the amounts billed are included in lease operating expenses.

       Deferred Income Taxes

       The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax and financial reporting bases of the Company's assets and liabilities by applying enacted tax rates.
       Income per Common Share

       Income per common share is computed using the weighted average number of common shares outstanding during each year. The difference between primary and fully diluted earnings per share, which assumes the exercise of stock options in 1994, was not significant. During 1995, all outstanding stock options were exercised, and consequently, primary and fully diluted earnings per share are the same for 1996 and 1995.

       Financial Instruments

       The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt, including the current portion, approximates fair value because the interest rate on this instrument changes with market interest rates.

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

       Impairment of Long-Lived Assets

       In March 1995, the Financial Accounting Standards Board ( FASB ) issued Statement of Financial Accounting Standards ( SFAS ) No. 121,
        Accounting for the Impairment of Long-Lived Assets and Long-Lived
       Assets to be Disposed of.   This statement requires that long-lived
       assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted the provisions of SFAS 121 on January 1, 1996, and such adoption did not have a material effect on the Company's consolidated financial position or results of operations.

       Reclassifications

       Certain reclassifications of prior period statements have been made to conform with the 1996 presentation.

  (2)  Acquisitions and Dispositions (Reserve information is unaudited)

       During 1996, the Company sold its interest in approximately 130 producing wells in Texas and Oklahoma for cash totaling $8,865,731. The Company considered these properties to be non strategic assets. Proved reserves sold were estimated to be approximately 269,000 barrels of oil and 4.9 billion cubic feet of gas (BCF).

       During 1995, the Company consummated two separate producing property acquisitions for an aggregate price of $29,250,000. On March 29, 1995, the Company acquired working interests in 200 producing wells in the Permian Basin of West Texas. Estimated proved reserves associated with this transaction approximated .99 million barrels of oil and 7.2 BCF of gas. Total consideration paid was $10,500,000. At December 31, 1996, the Company maintains ownership in approximately 1 million barrels of oil and 3.4 BCF of gas acquired in this transaction.

       On December 20, 1995, the Company purchased working interests in 250 producing wells located in Garza County, Texas. Total consideration paid was $18,750,000, $13,000,000 of which was borrowed under a new term loan arrangement with Bank One, Texas. Proved reserves were estimated to be 2.46 million barrels of oil and .3 BCF of gas. In 1996, the Company received cash proceeds of $874,245, which represented a purchase price adjustment on this acquisition.

       The following table presents unaudited pro forma operating results as if the acquisitions and dispositions had occurred on January 1, 1995.

                                             Years ended December 31,
                                                 1996        1995
       Amounts in thousands, except per
         share amounts
           Revenues                            $28,706      $31,676
           Net income                            5,234        7,461
           Net income per common share            1.07         1.53

  (3)  Cash Flow Data

       Cash in excess of daily requirements is invested in marketable securities, consisting of repurchase agreements, certificates of deposit, money market funds, and commercial paper, with maturities of three months or less. At December 31, 1996 and 1995, such investments totaled $22,246,554 and $6,300,000, respectively, and are considered to be cash equivalents, which approximate their fair value.

       Supplemental cash flow information for the three years ended December 31, 1996 is summarized as follows:

                                  1996          1995       1994
       Cash paid (received):
         Interest expense      $1,735,416    $ 853,247   $ 175,319

         Income taxes paid      $2,779,099   $ 121,674   $  28,016

         Income taxes refunded   $    --     $   --      $(369,528)

  (4)  Long-term Debt

       Long-term debt at December 31, 1996 and 1995 is summarized as follows:

                                                     1996         1995
       Term note due in 20 equal quarterly
         installments of $1,250,000 commencing
         April 1, 1996 plus one payment of
         $1,062,500 made January 1, 1996.
         Interest paid quarterly at varying
         rates.  Secured by certain oil and
         gas properties with a net book value
         of $30,345,000.                          $21,250,000   26,062,500
       Less current installments                    5,000,000    4,812,500
         Long-term debt                           $16,250,000  $21,250,000

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

       The term note permits the Company to choose between three interest rate options and to specify what portion of the loan is covered by a specific interest rate option and the applicable funding period to which the interest rate option is to apply. The interest rate options are as follows:

            (1)  Bank's prime lending rate
            (2)  Bank's certificate of deposit rate
            (3)  London interbank eurodollar rate (Eurodollar)

       At December 31, 1996, interest on the bank term loan was at a rate of approximately 7.22%.

       The credit agreement contains various financial covenants related to working capital, net worth, and cash flow. Additionally, the debt agreement places certain limitations on the incurrence of additional debt and prohibits the payment of dividends.

  (5)  Employee Incentive Plans

       In August 1989, an employee incentive plan was adopted, whereby stock participation units might be granted to officers and key employees.
       Such stock participation units will entitle a participant to a cash payment following termination of employment in an amount equal to the excess, if any, of the fair market value of one share of the Company's common stock over a share price specified on the date of grant, multiplied by the number of vested units. The units vest over a five year period with 25% vesting after two years and the remainder in three equal annual installments. For the year ended December 31, 1989, 73,000 units were awarded to certain employees at a price of $4.50 per share of which 49,500 units remain outstanding at December 31, 1996, all of which are 100% vested. During August 1993, 52,000 additional units were awarded at $5.625 per share of which 26,000 units are vested. Earnings are charged over the life of the units for increases in stock prices (if any) over $4.50 per share and $5.625 per share. During the years ended December 31, 1996 and 1995, operations were charged $594,000 and $76,183, respectively, in regard to the stock participation units granted in 1989. During 1996 and 1995, operations were also charged $294,887 and $15,676, respectively for the units awarded in 1993. There were no such charges in 1994.

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

       A summary of stock option activity for the 1982 plan for 1994 and 1995 is as follows:

                                               Number
                                                 of          Option Price
                                               Shares          per Share
                                              -------       --------------
       Outstanding at December 31, 1993        40,600       $4.50 to $6.50
         Granted                                  -0-             --
         Exercised                            (11,500)           $4.69
         Cancelled                             (5,100)      $4.50 to $6.50

       Outstanding at December 31, 1994        24,000            $4.50
         Exercised                            (24,000)           $4.50

       Outstanding at December 31, 1995            -0-


       During September 1995, options for 24,000 shares were exercised. Common stock was credited for $2,400 and additional paid-in capital was credited for $105,600. The Company simultaneously repurchased and cancelled 23,500 of the shares exercised for $6.50 per share. Common stock was debited for $2,350 and retained earnings charged $150,400 in regard to the repurchased shares.

  (6)  Income Taxes

       Income tax expense (benefit) consists of the following:

                                         Years ended December 31,
                                      1996          1995       1994
         Federal
           Current                 $5,397,880    $ 620,500  $(615,028)
           Deferred                     6,490      480,000    867,510
         State                        400,000      230,000       --

                                   $5,804,370   $1,330,500  $ 252,482


       Income tax expense for the three years ended December 31, 1996 differs from the amount computed by applying the applicable U.S. corporate income tax rate (35% in 1996 and 34% in 1995 and 1994) to income before income taxes. The reasons for this difference are as follows:

                                          Year ended December 31,
                                       1996         1995        1994

       Income tax expense at
         U.S. statutory rate       $5,515,354   $1,480,226  $ 406,537
       State income taxes             400,000      230,000       --
       Allowable depletion in
         excess of cost depletion    (223,197)    (281,526)      --
       Rate differential               33,996         --         --
       Items not related to current
         year earnings                   --        (89,198)  (294,528)
       Net operating loss
         not utilized                    --           --       88,000
       All other items                 78,217       (9,002)    52,473

         Income tax expense        $5,804,370   $1,330,500  $ 252,482


       The components of the net deferred tax liability were as follows:

                                                 December 31,
                                       1996           1995          1994

       Depreciable assets          $   48,500     $   61,510       29,210
       Depletable assets              111,500         14,400       (6,100)
       Intangible drilling
         and development costs      2,572,000      2,542,600    2,115,400
       Employee benefit
         obligations                 (346,000)          --           --
       Tax credit
         carryforwards               (167,000)      (406,000)    (406,000)

       Net deferred tax
         liability                 $2,219,000     $2,212,510    $1,732,510

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

       As of December 31, 1996, the Company has alternative minimum tax credit carryforwards of approximately $167,000 available for Federal income tax purposes. No valuation allowance has been provided for this deferred tax asset.

  (7)  Employee Benefit Plans

       Effective January 1, 1985 the Company adopted a noncontributory defined contribution retirement plan for all full-time employees age 21 or older who have completed one year of service. The plan provides for a minimum annual contribution by the Company equal to 3% of an employee's base salary plus overtime compensation. At its discretion the Company may also make supplemental contributions to the plan. Under this plan, amounts equal to retirement plan expense are funded annually, which amounted to $53,965, $40,777, and $28,298, respectively, for the years ended December 31, 1996, 1995, and 1994. The contributions for the same three year period have been reduced by $648, $1,818, and $10,407, respectively, for forfeitures attributable to employees terminated in prior years.

       Effective February 1, 1991, the Company adopted a profit sharing plan pursuant to Section 401 of the Internal Revenue Code, whereby participants may contribute a percentage of compensation. The Plan provides for a matching contribution by the Company equal to one-half of the employee's percentage contribution up to the first 10% of compensation for 1996, 1995, and 1994. During this same three year period, the Company's matching portion amounted to $79,879, $59,579, and $52,710, respectively.

  (8)  Major Customers

       During the years ended December 31, 1996 and 1994, oil and gas sales to two customers, amounting to approximately $6,059,000 and $3,898,000 and $5,166,000 and $1,500,000, respectively, each accounted for more than 10% of total consolidated revenues. During the year ended December 31, 1995, oil and gas sales to three customers, amounting to approximately $4,377,000, $3,746,000, and $2,946,000, each accounted for more than 10%
       of total consolidated revenues.

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

       The Company leases office space and certain equipment under various operating leases which expire over the next five years. All leases require the payment of taxes and insurance, and the office lease requires the Company to pay its pro rata share of increases in maintenance expense above that prevailing in base years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company extended its office space lease, which was scheduled to terminate April 30, 1996, for an additional four years, such that the expiration date is now April 30, 2000. Rent expense for the three years ended December 31, 1996 was $314,743, $298,371, and $266,967, respectively.

       Minimum payments for operating leases having initial or noncancellable terms in excess of one year are as follows:

                                    1997        $   243,059
                                    1998            231,828
                                    1999            217,301
                                    2000             74,269

            Total minimum payments                $ 766,457


  (10) Quarterly Financial Data (Unaudited)

       Summarized quarterly financial data for the years ended December 31, 1996 and 1995 is as follows:

                                             FIRST         SECOND          THIRD         FOURTH
                                            QUARTER        QUARTER        QUARTER        QUARTER
          Year Ended December 31, 1996
            Revenues                       $7,331,742     $8,257,476    $13,920,810     $8,008,238
            Net Income                      1,143,454      1,819,180      6,883,228        107,921
            Net Income Per Common Share           .23            .37           1.41            .02

          Year Ended December 31, 1995
            Revenues                       $4,491,487     $5,991,160     $6,149,316     $5,571,201
            Net Income                        583,589      1,113,360      1,214,186        111,972
            Net Income Per Common Share           .12            .23            .25            .02


       During the fourth quarter of 1996, the Company recorded an additional $3,104,370 in income tax expense related to the third quarter gain on the disposition of assets. The Company had anticipated deferring tax expense on a substantial portion of this gain via the like-kind exchange rules, but was unable to consummate the transaction. Additionally, fourth quarter results included approximately $650,000 additional compensation expense in connection with an employee benefit plan which appreciates in value as the price of the Company's common stock rises.

       During the fourth quarter of 1995, the Company recorded an impairment of $491,051 to unproved leasehold costs relating to the Company's three-dimensional seismic program. The effect of this impairment is included in Dry holes and abandonments on the Consolidated Statements of Income.

  (11) Supplemental Oil and Gas Disclosures (Unaudited)

       Capitalized Costs

            A summary of the Company's aggregate capitalized property and equipment costs relating to oil and gas exploration and development activities follows:

                                                       December 31,
                                                  1996             1995
            Undeveloped leaseholds and
              royalties                      $    105,385     $    124,924
            Producing properties              103,118,219      111,348,464

                                              103,223,604      111,473,388
            Accumulated depreciation and
              amortization                     48,906,086       48,807,308

            Net capitalized costs            $ 54,317,518     $ 62,666,080

       Costs Incurred

       A summary of costs incurred in oil and gas acquisition, exploration and development activities follows:

                                             Years ended December 31,
                                         1996          1995          1994
       Acquisition of properties
         Undeveloped                $   104,846   $    59,010    $ 293,472
         Proved                              --    29,234,607    9,679,619
       Exploration costs                125,963       413,632    1,473,571
       Development costs              2,980,849     3,949,882    4,972,784

                                     $3,211,658   $33,657,131  $16,419,446

       Results of Operations

          The results of operations from oil and gas producing activities are as follows:
                                         Years ended December 31,
                                       1996          1995         1994

          Sales                    $30,583,133   $20,539,738   $13,265,075
          Production costs (b)    (10,079,948)    (8,443,466)   (4,970,506)
          Exploration expenses       (340,913)      (661,319)   (2,093,756)
          Depreciation and
            amortization           (7,816,674)    (6,801,115)   (4,671,569)
                                    12,345,598     4,633,838     1,529,244
          Income tax expense       (4,408,531)    (1,478,000)     (408,000)

          Results of operations
            from oil and gas
            producing activities   $7,937,067     $3,155,838   $ 1,121,244

          (b)  Includes lifting costs, severance taxes and advalorem taxes.

       Oil and Gas Reserve Quantities

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


  Proved Developed and                            Oil          Gas
  Undeveloped Reserves                         (Barrels)      (MCF)
  --------------------                         ---------   ----------
  Total as of December 31, 1993                4,014,025    15,858,640
       Revisions of previous estimates           310,471       290,761
       Purchases of reserves                   1,618,491       806,119
       Extensions and discoveries                778,924       395,184
       Production                               (558,295)   (2,390,298)
       Sales of reserves in place                (10,554)       (8,946)

  Total as of December 31, 1994                6,153,062    14,951,460
       Revisions of previous estimates          (113,124)     (291,417)
       Purchases of reserves                   3,399,040     7,951,973
       Extensions and discoveries                455,693       969,038
       Production                               (957,873)   (2,720,441)
       Sales of reserves in place                (64,283)   (1,996,593)

  Total as of December 31, 1995                8,872,515    18,864,020
       Revisions of previous estimates         1,150,114     3,100,882
       Purchases of reserves                       --            --
       Extensions and discoveries                432,789       463,296
       Production                             (1,212,369)   (2,890,061)
       Sales of reserves in place               (268,663)   (4,952,957)

  Total as of December 31, 1996                8,974,386    14,585,180

  Proved Developed Reserves
  December 31, 1994                            5,485,909    14,355,633
  December 31, 1995                            8,712,835    18,214,860
  December 31, 1996                            8,649,996    13,442,204


  Standardized Measure

       The standardized measure of discounted future cash flows from proved oil and gas reserves determined in accordance with rules prescribed by the Financial Accounting Standards Board is summarized as follows:


                                              Years ended December 31,
                                           1996        1995         1994
                                          (000's)     (000's)     (000's)
  Future cash inflows                    $273,644    $192,794    $123,865
  Future production costs                (110,123)    (92,873)    (61,969)
  Future development costs                 (2,912)     (1,146)     (2,166)
                                          160,609      98,775      59,730
  Future income tax expenses              (38,610)    (14,464)     (8,590)
  Future net cash flows                   121,999      84,311      51,140
  10% annual discount for estimated
    timing of cash flows                  (44,361)    (27,710)    (16,929)
  Standardized measure of discounted
    future net cash flows                $ 77,638    $ 56,601    $ 34,211


  The following are the principal sources of changes in the standardized measure of discounted future net cash flows.

                                                  Years ended December 31,
                                                 1996      1995       1994
                                                (000's)   (000's)   (000's)
  Standardized measure - beginning of year      $56,601   $34,211   $22,936
  Sales of oil and gas produced,
    net of production costs                     (20,503)  (12,267)   (8,388)
  Net changes in prices and production costs     36,421     5,396     3,065
  Extensions, discoveries, and improved
    recovery, less related costs                  3,876     3,514     5,317
  Changes in future development costs              (617)      135       (57)
  Development costs incurred                        182       850     2,809
  Revisions of previous quantity estimates       14,503      (867)    1,694
  Accretion of discount                           6,631     3,996     2,578
  Purchase of proved reserves                      --      27,801     6,517
  Sale of proved reserves                        (4,669)   (2,065)        7
  Net change in income taxes                    (14,861)   (3,964)   (2,901)
  Other                                              74      (139)      634

  Standardized measure - end of year            $77,638   $56,601   $34,211


                                                                 Schedule II

                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                         Valuation and Qualifying Accounts
                        Three Years Ended December 31, 1996

                                                        Charged to
                                             Beginning   Cost and     Ending
  Description                      Balance   Expenses   Deductions   Balance
  Allowance for Doubtful Accounts - (a)

  December 31, 1994                $ 43,000       --        --        $43,000

  December 31, 1995                $ 43,000       --        --        $43,000

  December 31, 1996                $ 43,000       --     $  7,000     $50,000


  (a) Valuation account deducted in the balance sheet from trade accounts receivable.
