Form 10-Q
period 1997-03-31
MAYNARD OIL CO
filed 1997-05-13
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ending   March 31, 1997      Commission File #0-5704



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

                                Yes   X    No


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1997.


                 4,889,450 shares of common stock, par value $0.10



                       MAYNARD OIL COMPANY AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedules


                                                              Page

  Part I.   Financial Information

            Consolidated Balance Sheets
                 March 31, 1997 and December 31, 1996

            Consolidated Statements of Operations
                 Three Months ended March 31, 1997 and 1996

            Consolidated Statements of Shareholders' Equity
                 Three Months ended March 31, 1997

            Consolidated Statements of Cash Flows
                 Three Months ended March 31, 1997 and 1996

            Notes to Consolidated Financial Statements

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

  Signatures


                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                                    March 31,     December 31,
                                                      1997            1996
                                                   (Unaudited)      (Audited)
  ASSETS
  Current assets:
     Cash and cash equivalents                    $ 21,982,466   $ 21,817,447
     Accounts receivable, trade                      3,471,472      4,274,439
     Other current assets                              532,271        585,021
         Total current assets                       25,986,209     26,676,907

  Property and equipment, at cost:
     Oil and gas properties, successful
       efforts method                              103,945,472    103,223,604
     Other property and equipment                      527,110        540,736
                                                   104,472,582    103,764,340
     Less accumulated depreciation and
       amortization                                (50,869,627)   (49,183,946)
          Net property and equipment                53,602,955     54,580,394

                                                  $ 79,589,164   $ 81,257,301
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Current installments of long-term debt       $  5,000,000    $ 5,000,000
     Accounts payable                                3,201,204      3,592,404
     Accrued expenses                                1,926,158      1,710,681
     Income taxes payable                              940,235      3,431,476
         Total current liabilities                  11,067,597     13,734,561

  Deferred income taxes                              2,354,000      2,219,000
  Long-term debt                                    15,000,000     16,250,000

  Shareholders' equity:
     Preferred stock of $.50 par value.
       Authorized 1,000,000 shares; none
        issued                                             --             --
     Common stock of $.10 par value.
       Authorized 20,000,000 shares;
       4,889,450 shares issued
       and outstanding                                 488,945        488,945
     Additional paid-in capital                     18,831,138     18,831,138
     Retained earnings                              31,847,484     29,733,657
         Total shareholders' equity                 51,167,567     49,053,740

  Contingencies and commitments                   $ 79,589,164   $ 81,257,301


  See accompanying Notes to Consolidated Financial Statements.

                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                       Consolidated Statement of Operations

                                                   Three Months ended March 31,
                                                        1997           1996
  Revenues:
     Oil and gas sales                              $7,769,413     $7,266,765
     Interest and other                                272,431         64,316
     Gain on sale of assets                              2,032            661
                                                     8,043,876      7,331,742

  Costs and expenses:
     Operating expenses                              2,452,077      2,471,241
     Exploration, dry holes
       and abandonments                                 74,248        100,748
     General and administrative                        317,198        256,487
     Depreciation and amortization                   1,700,000      2,425,774
     Interest                                          351,526        454,038
                                                     4,895,049      5,708,288

       Income before income taxes                    3,148,827      1,623,454

  Income tax expense                                 1,035,000        480,000

       Net income                                   $2,113,827     $1,143,454

  Weighted average number of common shares
     outstanding                                     4,889,450      4,889,951

  Net income per common share                            $ .43          $ .23



                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                  Consolidated Statements of Shareholders' Equity
                         Three Months Ended March 31, 1997
                                    (Unaudited)
                                                                        Additional
                                                Common Stock             Paid-in
                                                                         Capital        Retained
                                             Shares        Amount        Amount         Earnings          Total
     Balance at December 31, 1996          4,889,450      $488,945     $18,831,138     $29,733,657     $49,053,740

           Net income                           --            --            --           2,113,827       2,113,827

     Balance at March 31, 1997             4,889,450      $488,945     $18,831,138     $31,847,484     $51,167,567


     See accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows

                                                   Three Months Ended March 31,
                                                         1997          1996
  Cash flows from operating activities:
     Net income                                       $2,113,827   $1,143,454
     Adjustments to reconcile net income to net
       cash provided by operating activities:

       Depreciation and amortization                   1,700,000    2,425,774
       Deferred income taxes                             135,000       80,000
       Exploration, dry holes and abandonments             --          95,627
       Current year costs of dry holes and
         abandonments                                      --          (5,918)
       (Gain) on sale of assets                           (2,032)        (661)
       (Increase) decrease in current assets:
         Accounts receivable                             802,967     (856,088)
         Prepaid expenses and other current assets        52,750       25,815
       Increase (decrease) in current liabilities:
         Accounts payable                               (391,200)     (27,486)
         Accrued expenses                                215,477      232,939
         Income taxes payable                         (2,491,241)      42,000

         Net cash provided by operating
           activities                                  2,135,548    3,155,456

  Cash flows from investing activities:
     Proceeds from disposition of assets                   2,032       10,031
     Additions to property and equipment                (722,561)    (507,613)

         Net cash used by investing
           activities                                   (720,529)    (497,582)

  Cash flows from financing activities:
     Principal payments on long-term debt             (1,250,000)  (1,062,500)
     Purchase of common stock                              --            (763)

         Net cash used by financing
           activities                                 (1,250,000)  (1,063,263)

  Net increase in cash and cash equivalents              165,019    1,594,611

  Cash and cash equivalents at beginning of year      21,817,447    6,138,903
  Cash and cash equivalents at end of period         $21,982,466  $ 7,733,514


  See Accompanying Notes to Consolidated Financial Statements.

                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  March 31, 1997

  1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996, the results of operations for the three months ended March 31, 1997 and 1996 and changes in cash and cash equivalents for the three months ended March 31, 1997 and 1996.

            The accounting policies followed by the Company are set forth in
            Note 1 to the Company's financial statements in the 1996 Annual Report to Shareholders.

  2. Net income for the three months ended March 31, 1997 is not necessarily indicative of the results of the operations of Maynard Oil Company and Subsidiaries for the year ending December 31, 1997, and is subject to audit adjustments at year-end.

  3. Net income per common share is based on the weighted average number of shares outstanding in each period, which was 4,889,450 and 4,889,951 shares at March 31, 1997 and 1996, respectively.

  4. The provision for income taxes consists of the following (thousands of dollars):

                                            Three Months Ended
                                                 March 31
                                            ------------------
                                             1997         1996
       Federal:
           Current                         $  900        $ 400
           Deferred                           135           80
                                           ------        -----
                                           $1,035        $ 480

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

       The Company reported net income of $2,113,827, or forty-three cents per share, on revenues of $8,043,876 for the quarter ended March 31, 1997 compared with net income of $1,143,454, or twenty-three cents per share, on revenues of $7,331,742 for the same quarter a year ago. Results for the first quarter of 1997 were favorably impacted by product pricing which more than offset volumes lost when the Company sold certain nonstrategic properties in 1996. Oil volumes decreased 43,678 barrels between the first quarters of 1996 and 1997, and gas volumes declined 315,667 mcf (thousand cubic feet) over the same period. On the other hand, the price of oil averaged $22.72 per barrel during the current quarter compared to an average of $18.51 over the same period in 1996; gas prices also improved over the periods presented rising from an average of $1.85 a year ago to $3.43 during the current quarter. As mentioned in the Company s 1996 Annual Report to Shareholders, the Company does not believe that these higher product prices can be sustained over an extended period of time.

       Interest income more than quadrupled from the first quarter of 1996 as the Company allowed its cash balance to grow in anticipation of an acquisition of producing properties.

       First quarter 1997 results also improved because costs and expenses netted less than the amounts incurred in the 1996 quarter. In the category titled Exploration, dry holes and abandonments , the dollar amount expended declined 26%. The Company drilled no exploratory dry holes during the first quarter of 1997, but did spend $74,248 on seismic opportunities.

       General and administrative expenses rose 24% between the two quarters presented, primarily due to last year s property sales. Overhead charges billed to working interest owners are classified as a reduction of general and administrative expenses. Certain properties which were sold had overhead reimbursement charges attached to them; after the effective date of the sale, the Company can no longer charge out these amounts.

       Depreciation and amortization expense declined 30% between the first quarter of 1996 and the first quarter of 1997 due to lower production volumes.

       Interest expense decreased 23% between the prior year s quarter and the current quarter because of scheduled debt payments.

  Liquidity and Capital Resources

       The Company ended the first quarter of 1997 with working capital of approximately $14,918,000 and a current ratio of 2.3 to 1, compared to working capital of approximately $1,620,000 and a current ratio of 1.2 to 1 a year ago. The increase in working capital between the current quarter and a year ago, $13,298,000, is related to the sale of non-strategic properties in 1996 for cash of approximately $8,800,000 and a buildup in excess cash as it is generated from normal operating activities. At March 31, 1997 the Company's total debt was $20,000,000. The Company believes that it has sufficient cash being generated from operating activities, or additional borrowing capacity, to fund its planned development, exploratory and acquisition activities.

                                     PART II

  ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

	    (a)  Financial Data Schedule.

            (b)  No reports on Form 8-K were filed during the quarter.


                                    SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MAYNARD OIL COMPANY


                                      By: /s/ Glenn R. Moore
                                              ---------------------------
                                              Glenn R. Moore
                                              President


                                      By: /s/ Kenneth W. Hatcher
                                              ---------------------------
                                              Kenneth W. Hatcher
                                              Vice President of Finance
  Dated:  May 8, 1997