Form 10-Q
period 1997-06-30
MAYNARD OIL CO
filed 1997-08-13
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ending   June 30, 1997              Commission File #0-5704


                               MAYNARD OIL COMPANY
             (Exact name of registrant as specified in its charter)



           Delaware                                        75-1362284
 (State or other jurisdiction                             (IRS Employer
       of incorporation)                               Identification No.)


           8080 N. Central Expressway, Suite 660, Dallas, Texas 75206


Registrant's telephone number, including area code:      (214) 891-8880


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   /X/    No   /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1997.


                4,889,450 shares of common stock, par value $0.10


                      MAYNARD OIL COMPANY AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedules


                                                                            Page

Part I.   Financial Information

     Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996

     Consolidated Statements of Operations
          Six Months and Three Months ended
          June 30, 1997 and 1996

     Consolidated Statements of Shareholders' Equity
          Six Months ended June 30, 1997

     Consolidated Statements of Cash Flows
          Six Months ended June 30, 1997 and 1996

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Part II.  Other Information

     Item 4.   Submission of Matters to a Vote of
               Security Holders

     Item 6.   Exhibits and Reports on Form 8-K


  Signatures

                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                              June 30,       December 31,
                                                1997             1996
                                             (Unaudited)       (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                  $21,706,483     $21,817,447
  Accounts receivable, trade                   3,169,544       4,274,439
  Other current assets                           616,446         585,021
       Total current assets                   25,492,473      26,676,907

Property and equipment, at cost:
  Oil and gas properties, successful
    efforts method                           105,056,883     103,223,604
  Other property and equipment                   565,663         540,736
                                             105,622,546     103,764,340
  Less accumulated depreciation and
    amortization                             (52,642,411)    (49,183,946)
       Net property and equipment             52,980,135      54,580,394

                                            $ 78,472,608   $  81,257,301
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt    $  5,000,000   $   5,000,000
  Accounts payable                             3,036,058       3,592,404
  Accrued expenses                             2,083,366       1,710,681
  Income taxes payable                           105,234       3,431,476
       Total current liabilities              10,224,658      13,734,561

Deferred income taxes                          2,474,000       2,219,000

Long-term debt                                13,750,000      16,250,000

Shareholders' equity:
  Preferred stock of $.50 par value
     Authorized 1,000,000 shares; none
        issued
  Common stock of $.10 par value.
     Authorized 20,000,000 shares;
     4,889,450 shares issued and
     outstanding                                 488,945         488,945
  Additional paid-in capital                  18,831,138      18,831,138
  Retained earnings                           32,703,867      29,733,657
       Total shareholders' equity             52,023,950      49,053,740

Contingencies and commitments               $ 78,472,608    $ 81,257,301


See accompanying Notes to Consolidated Financial Statements.


                                                  MAYNARD OIL COMPANY AND SUBSIDIARIES
                                                 Consolidated Statements of Operations
                                                            Six Months ended                      Three Months ended
                                                                June 30,                               June 30,
                                                         1997             1996                   1997            1996
Revenues:
   Oil and gas sales                                 $13,976,736      $14,875,602            $ 6,207,323     $ 7,608,837
   Interest and other                                    586,924          232,372                314,493         168,056
   Gain on disposition of assets                          57,292          481,244                 55,260         480,583
                                                      14,620,952       15,589,218              6,577,076       8,257,476

Costs and expenses:
   Operating expenses                                  4,952,188        5,026,735              2,500,111       2,555,494
   Exploration, dry holes
       and abandonments                                  390,760          185,667                316,512          84,919
   General and administrative                            661,406          521,406                344,208         264,919
   Depreciation and amortization                       3,492,265        4,728,290              1,792,265       2,302,516
   Interest and other                                    684,123          914,486                332,597         460,448
                                                      10,180,742       11,376,584              5,285,693       5,668,296

      Income before income taxes                       4,440,210        4,212,634              1,291,383       2,589,180

Income tax expense                                     1,470,000        1,250,000                435,000         770,000

      Net income                                     $ 2,970,210      $ 2,962,634           $    856,383      $1,819,180

Weighted average number of common
     shares outstanding                                4,889,450        4,889,851              4,889,450       4,889,747

Net income per common share                                 $ .61            $ .61                 $ .18          $ .37


See accompanying Notes to Consolidated Financial Statements.


                                                  MAYNARD OIL COMPANY AND SUBSIDIARIES
                                             Consolidated Statements of Shareholders' Equity
                                                     Six Months Ended June 30, 1997
                                                               (Unaudited)
                                                                        Additional
                                              Common Stock                Paid-in
                                                                          Capital           Retained
                                         Shares          Amount           Amount            Earnings            Total
Balance at December 31, 1996            4,889,450       $488,945       $18,831,138        $29,733,657         $49,053,740

  Net income                                --              --              --              2,970,210           2,970,210

Balance at June 30, 1997                4,889,450       $488,945       $18,831,138        $32,703,867         $52,023,950


See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                                  Six Months Ended June 30,
                                                     1997          1996
Cash flows from operating activities:
   Net income                                     $2,970,210   $2,962,634
   Adjustments to reconcile net income to net
    cash provided by operating activities:

    Depreciation and amortization                  3,492,265    4,728,290
    Deferred income taxes                            255,000     (200,000)
    Exploration, dry holes and abandonments          390,760      170,349
    Current year costs of dry holes and
      abandonments                                  (390,760)     (80,641)
    (Gain) on disposition of assets                  (57,292)    (481,244)
    (Increase) decrease in current assets:
      Accounts receivable                          1,104,895   (1,205,041)
      Prepaid expenses and other current assets      (31,425)      69,898
    Increase (decrease) in current liabilities:
      Accounts payable                              (556,346)     414,267
      Accrued expenses                               372,685      321,298
      Income taxes payable                        (3,326,239)     570,901

      Net cash provided by
        operating activities                       4,223,753    7,270,711

Cash flows from investing activities:
   Proceeds from disposition of assets                65,662    1,393,989
   Additions to property and equipment            (1,900,379)  (1,068,473)

      Net cash provided (used) by
        investing activities                      (1,834,717)     325,516

Cash flows from financing activities:
   Principal payments on long-term debt           (2,500,000)  (2,312,500)
   Purchase of common stock                            --          (1,891)

      Net cash provided (used) by
        financing activities                      (2,500,000)  (2,314,391)

Net increase (decrease) in cash and
  cash equivalents                                  (110,964)   5,281,836

Cash and cash equivalents at beginning of year    21,817,447    6,138,903

Cash and cash equivalents at end of period      $ 21,706,483 $ 11,420,739


See Accompanying Notes to Consolidated Financial Statements.



                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996, the results of operations for the six months ended June 30, 1997 and 1996 and changes in cash and cash equivalents for the six months ended June 30, 1997 and 1996.

     The accounting policies followed by  the Company are set forth in Note 1 to
     the  Company's  financial   statements  in  the   1996  Annual  Report   to
     Shareholders.

2. Net income for the six months ended June 30, 1997 is not necessarily indicative of the results of the operations of Maynard Oil Company and Subsidiaries for the year ending December 31, 1997, and is subject to audit adjustments at year-end.

3. Net income per common share is based on the weighted average number of shares outstanding in each period, which was 4,889,450 and 4,889,851 shares at June 30, 1997 and 1996, respectively.

4. The provision for income taxes consists of the following (thousands of dollars):

                             Six Months Ended          Three Months Ended
                                 June 30,                   June 30,
                             1997        1996           1997        1996

     Current                 $1,215    $1, 450          $ 315     $1,050
     Deferred (benefit)         255       (200)           120       (280)

                             $1,470    $ 1,250          $ 435      $ 770


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996
-------------------------------------------------------------------------

     The Company reported net income of $2,970,210, or sixty-one cents per share, on revenues of $14,620,952 for the six months ended June 30, 1997 compared with net income of $2,962,634, or sixty-one cents per share, on revenues of $15,589,218 for the same period a year ago. Earnings for the two six month periods were similar in amount, but category comparisons reveal broad variations. Oil and gas revenues declined 6% due to the loss of hydrocarbon volumes after last year s property sales. Oil volumes fell 11% and gas volumes were 29% lower than a year ago. Product pricing increases helped offset the production volumes lost; the average price received during the current six months was $20.59 per barrel of oil sold and $2.72 per thousand cubic feet of gas sold (mcf). These amounts compare to $19.72 per barrel and $1.96 per mcf in the same six month period a year ago, a 4% and 39% increase, respectively. Interest income more than doubled at $586,924 due to the build up of cash balances resulting from the prior year property dispositions and cash generated from continuing operating activities. However, this interest earned was not sufficient to offset the gains that were recognized from the property sales during the prior year.

     Exploration costs, which include dry holes and abandonments, increased $205,093, between the two six month periods. During the 1996 period, the Company drilled a dry hole and incurred approximately $15,000 on its three-dimensional seismic programs, while the current six month period includes the costs associated with a dry hole plus approximately $216,000 in three-dimensional seismic work.

     General and administrative expenses rose almost 27% over the prior period reflecting the loss of overhead reimbursement charges on properties which were sold last year, as well as the accrual of expense related to employee phantom stock options.

     Depreciation and amortization expense declined 26% between the first six months of 1996 and 1997 due to lower production volumes.

     Interest expense decreased over 25% between the prior period and the current six months because of scheduled debt payments.

Quarter Ended June 30, 1997 Compared with Quarter Ended June 30, 1996
---------------------------------------------------------------------

     For the quarter ended June 30, 1997, the Company earned $856,383, or eighteen cents per share, compared with net income of $1,819,180, or thirty-seven cents per share, for the same quarter a year ago. The current quarter s results declined because of reduced oil and gas sales related to the loss of production volumes attributable to last year s property sales, reduced oil pricing during the second quarter of 1997, and the gains from property sales which were posted a year ago, but were nonrecurring during the current quarter.

Liquidity and Capital Resources
-------------------------------

     The Company ended its first six months of 1997 with working capital of approximately $15,268,000 compared to working capital of approximately $4,553,000 a year ago. The improvement in working capital is attributable to the proceeds received from last year s property sales and to the fact that the Company has allowed its cash balance to grow in anticipation of an additional acquisition of producing properties. At June 30, 1997 the Company's total debt was $18,750,000, which was utilized to finance the acquisition of oil and gas properties over the last year and a half. The Company believes that it has sufficient cash being generated from operating activities or additional borrowing capacity to fund its planned development and exploratory work or further property additions.


                           PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders
          (a)  The Annual Meeting of Stockholders was held on May 21, 1997.
          (b)  Not applicable.
          (c) 1. Set forth below is the tabulation of the votes on each nominee for election of a director:

                                                          WITHHOLD
                      NAME                  FOR           AUTHORITY

                Ralph E. Graham          4,650,296          3,255
                Robert B. McDermott      4,650,296          3,255
                James G. Maynard         4,650,296          3,255

               2.  Not applicable.

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

Dated:   August 14, 1997