Form 10-Q
period 1997-09-30
MAYNARD OIL CO
filed 1997-11-13
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ending September 30, 1997 Commission File #0-5704



                       MAYNARD OIL COMPANY
             (Exact name of registrant as specified in its charter)



      Delaware                                      75-1362284
(State or other jurisdic-                        (IRS Employer
tion of incorporation)                        Identification No.)


            8080 N. Central Expressway, Suite 660, Dallas, Texas 75206


Registrant's telephone number, including area code:                (214)891-8880


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 7, 1997.


                4,889,450 shares of common stock, par value $0.10



                      MAYNARD OIL COMPANY AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedules


                                                            Page

Part I.   Financial Information

     Consolidated Balance Sheets
          September 30, 1997 and December 31, 1996

     Consolidated Statements of Operations
          Nine Months and Three Months ended
          September 30, 1997 and 1996

     Consolidated Statements of Shareholders' Equity
          Nine Months ended September 30, 1997

     Consolidated Statements of Cash Flows
          Nine Months ended September 30, 1997 and 1996

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K

Signatures



                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                                        September 30               December 31,
                                                                            1997                       1996
                                                                         (Unaudited)                (Audited)


ASSETS
Current assets:
   Cash and cash equivalents                                            $ 23,393,471              $ 21,817,447
   Accounts receivable, trade                                              3,330,667                4,274,439
   Other current assets                                                      974,411                  585,021
           Total current assets                                           27,698,549               26,676,907

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                                                      105,601,151              103,223,604
   Other property and equipment                                              565,506                   540,736
                                                                         106,166,657               103,764,340
   Less accumulated depreciation and
    amortization                                                         (54,363,218)             (49,183,946)
        Net property and equipment                                        51,803,439               54,580,394

                                                                        $ 79,501,988              $ 81,257,301
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                               $  5,000,000             $  5,000,000
   Accounts payable                                                        2,977,159                3,592,404
   Accrued expenses                                                        2,505,781                1,710,681
   Income taxes payable                                                      540,234                3,431,476
           Total current liabilities                                      11,023,174               13,734,561

Deferred income taxes                                                      2,524,000                2,219,000
Long-term debt                                                            12,500,000               16,250,000

Shareholders' equity:
   Preferred stock of $.50 par value.
     Authorized 1,000,000 shares; none
          issued             --                                                                  --
   Common stock of $.10 par value.
     Authorized 20,000,000 shares;
     4,889,450 shares issued and
     outstanding                                                             488,945                  488,945
   Additional paid-in capital                                             18,831,138               18,831,138
   Retained earnings                                                      34,134,731               29,733,657
           Total shareholders' equity                                     53,454,814               49,053,740

Commitments                                                             $ 79,501,988              $ 81,257,301

See accompanying Notes to Consolidated Financial Statements.



                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                                             Nine Months ended                          Three Months ended
                                                                 September 30,                            September 30,
                                                             1997               1996                1997                1996


Revenues:
   Oil and gas sales and royalties                       $19,971,221        $22,951,258         $ 5,994,485        $ 8,075,656
   Interest and other                                        892,693            382,661             305,769            150,289
   Gain on sale of assets                                    204,524          6,176,109             147,232          5,694,865
                                                          21,068,438         29,510,028           6,447,486         13,920,810
Costs and expenses:
   Operating expenses                                      7,530,286          7,539,495           2,578,098          2,512,760
   Exploration, dry holes and
       abandonments                                          447,821            196,691             57,061              11,024
   General and administrative                                824,936            890,137             163,530            368,731
   Depreciation and amortization                           5,268,165          7,054,655           1,775,900          2,326,365
   Interest and other                                      1,008,656          1,283,188             324,533            368,702
                                                          15,079,864         16,964,166           4,899,122          5,587,582

      Income before income taxes                           5,988,574         12,545,862           1,548,364          8,333,228

Income tax expense                                         1,587,500          2,700,000             117,500          1,450,000

      Net income                                         $ 4,401,074        $ 9,845,862         $ 1,430,864         $6,883,228

Weighted average number of common
   shares outstanding                                      4,889,450          4,889,768           4,889,450          4,889,607

Net income per common share                                  $ .90              $2.01                $ .29              $1.41


See accompanying Notes to Consolidated Financial Statements.


                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                      Nine Months Ended September 30, 1997
                                   (Unaudited)
                                                                                 Additional
                                                       Common Stock               Paid-in
                                                                                  Capital             Retained
                                                  Shares          Amount           Amount             Earnings           Total


Balance at December 31, 1996                   4,889,450        $488,945        $18,831,138        $29,733,657        $49,053,740

        Net income                                  --              --               --              4,401,074          4,401,074

Balance at September 30, 1997                  4,889,450        $488,945        $18,831,138        $34,134,731        $53,454,814


 See accompanying Notes to Consolidated Financial Statements.



                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                 Nine Months Ended September 30,
                                                                                 1997                      1996


Cash flows from operating activities:
    Net income                                                                $4,401,074                $9,845,862
    Adjustments to reconcile net income to net
         cash provided by operating activities:

         Depreciation and amortization                                         5,268,165                 7,054,655
         Deferred income taxes                                                   305,000                   550,000
         Exploration, dry holes and abandonments                                 447,821                   180,224
         Current year costs of exploration dry holes
           and abandonments                                                     (447,821)                  (90,514)
         (Gain) on disposition of assets                                        (204,524)               (6,176,109)
         (Increase) decrease in current assets:
           Accounts receivable                                                   943,772                (1,427,243)
           Inventories                                                           (23,595)                   27,332
           Prepaid expenses and other current assets                            (365,795)                  (23,780)
         Increase (decrease) in current liabilities:
           Accounts payable                                                     (615,245)                 (454,375)
           Accrued expenses                                                      795,100                   633,839
           Income taxes payable                                               (2,891,242)                  370,901

           Net cash provided by operating
             activities                                                        7,612,710                10,490,792

Cash flows from investing activities:
    Proceeds from disposition of assets                                          276,089                 8,892,728
    Additions to property and equipment                                       (2,562,775)               (1,683,826)

           Net cash provided (used) by
             investing activities                                             (2,286,686)                7,208,902
Cash flows from financing activities:
    Principal payments on long-term debt                                      (3,750,000)               (3,562,500)
    Purchase of common stock                                                       --                       (4,055)

           Net cash provided (used) by
             financing activities                                             (3,750,000)               (3,566,555)

Net increase in cash and cash equivalents                                      1,576,024                14,133,139

Cash and cash equivalents at beginning of year                                21,817,447                 6,138,903

Cash and cash equivalents at end of period                                   $23,393,471               $20,272,042


See Accompanying Notes to Consolidated Financial Statements.


                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September  30, 1997


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996, the results of operations for the nine months ended September 30, 1997 and 1996 and changes in cash and cash equivalents for the nine months ended September 30, 1997 and 1996.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 Annual Report to Shareholders.

2. Net income for the nine months ended September 30, 1997 is not necessarily indicative of the results of the operations of Maynard Oil Company and Subsidiaries for the year ending December 31, 1997, and is subject to audit adjustments at year-end.

3. Net income per common share is based on the weighted average number of shares outstanding in each period, which was 4,889,450 and 4,889,768 shares at September 30, 1997 and 1996, respectively.

4. The provision for income taxes consists of the following (thousands of dollars):

                                       Nine Months Ended               Three Months Ended
                                         September 30,                    September 30,
                                     1997             1996            1997             1996


            Current                  $1,283          $2,150           $   68          $  700
            Deferred                    305             550               50             750

                                     $1,588          $2,700           $  118          $1,450


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     The Company reported net income of $4,401,074, or ninety cents per share, on revenues of $21,068,438 for the nine months ended September 30, 1997 compared with net income of $9,845,862, or two dollars and one cent per share, on revenues of $29,510,028 for the same period a year ago. Earnings for the current nine month period were less than the same period a year ago primarily due to the 1996 sale of approximately 130 producing oil and gas properties from which the Company posted a pre-tax gain of $6,176,109, or $1.26 per share. Oil and gas revenues also declined almost 13% due to the loss of hydrocarbon volumes after last year's property sales and also because of reduced oil prices. Oil volumes fell 10% and gas volumes were 38% lower than a year ago. Gas price increases helped offset the production volumes lost; the average gas price received during the current nine months was $2.50 per thousand cubic feet of gas sold (mcf) compared to $1.96 per mcf for the 1996 period, a 28% increase. Oil prices over the same nine months declined twenty-six cents per barrel from an average of $19.90 per barrel to $19.64 per barrel, a decline slightly in excess of 1%. Interest income more than doubled at $892,693 due to the cash proceeds realized from the prior year property dispositions and cash generated from continuing operating activities. However, this interest earned was not sufficient to offset the gains that were recognized from the property sales during the prior year.

     Exploration costs, which include dry holes and abandonments, increased $251,130, between the two nine month periods. During the 1996 period, the Company drilled a dry hole and incurred approximately $15,000 on its three-dimensional seismic programs, while the current nine months includes the costs associated with a dry hole plus approximately $268,000 in three-dimensional seismic work.

     Depreciation and amortization expense declined 25% between the first nine months of 1996 and 1997 due to lower production volumes.

     Interest expense decreased over 21% between the prior period and the current nine months because of scheduled debt payments.
Quarter Ended September 30, 1997 Compared with Quarter Ended September 30, 1996

     For the quarter ended September 30, 1997, the Company earned $1,430,864, or twenty-nine cents per share, compared with net income of $6,883,228, or one dollar and forty-one cents per share, for the same quarter a year ago. The current quarter's results declined because of reduced oil and gas sales related to the loss of production volumes attributable to last year's property sales, reduced oil pricing during the third quarter of 1997, and the gains from property sales which were posted a year ago, but were nonrecurring during the current quarter.

Liquidity and Capital Resources

     At September 30, 1997, the Company's primary source of liquidity was $23,393,471 in cash and marketable securities. Historically, the cash generated by operating activities and proceeds from bank borrowings have been utilized to finance the growth of the Company. The Company anticipates utilizing the same strategy to finance future property acquisitions and planned development and exploratory work.


                           PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:
               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K:
               None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MAYNARD OIL COMPANY


                              By:    /s/Glenn R. Moore
                                  ----------------------------
                                        Glenn R. Moore
                                        President



                              By:    /s/Kenneth W. Hatcher
                                  ----------------------------
                                        Kenneth W. Hatcher
                                        Vice President of Finance


Dated: November 14, 1997