Form 10-K405
period 1997-12-31
MAYNARD OIL CO
filed 1998-03-31
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K


      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997 or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ------------ to
           -------------

      Commission file number 0-5704

                                 MAYNARD OIL COMPANY
                (Exact name of registrant as specified in its charter)

                  Delaware                                  75-1362284
        (State of other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                 Identification No.)


      8080 N. Central Expressway, Suite 660, Dallas, TX        75206
      (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (214)891-8880

      Securities registered pursuant to Section 12(b) of the Act:  NONE

      Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock - $.10 Par Value
                                      (Title of class)

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

      While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of its Common Stock held by non-affiliates on March 17, 1998 was $21,257,000 (based upon an estimate that 43.5% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock as reported by NASDAQ (NMS)).

      The number of shares outstanding of the Registrant's $.10 par value common stock as of March 17, 1998 was 4,889,450 shares.

      The  following  documents  are  incorporated   into  this  Form  10-K  by
      reference:

           Proxy Statement for Annual Meeting of Stockholders to be held on May 20, 1998 - Part III of Form 10K.


                                       PART I.

      ITEM 1.   BUSINESS

      THE COMPANY

           Maynard Oil Company is a Delaware corporation which was organized in 1971 to continue the oil and gas operations conducted on an individual basis by its founders, including Mr. James G. Maynard, its Chairman of the Board and Chief Executive Officer. The Company's principal executive office is located at 8080 N. Central Expressway, Suite 660, Dallas, Texas 75206, and its telephone number is (214) 891-8880. Unless the context requires otherwise, as used herein, the term "Company" refers to Maynard Oil Company and its subsidiaries.

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

           The  Company  seeks to  accomplish  its overall  goal  of increasing hydrocarbon reserves and cash flow by selectively acquiring and exploiting producing oil and gas properties. When possible, the Company acquires producing properties on which it can act as operator, and thus, supervise production and development activities. Although the Company was unsuccessful during 1997 in its quest for significant reserve acquisitions, the year did bring the opportunity to build cash reserves for additional acquisitions in future years.

           The availability of a ready market for the sale of oil and gas from the Company's wells depends on numerous factors beyond the control of the Company, including the amount of domestic production, the importation of oil, the proximity of the Company's property to natural gas pipelines and the capacity of such pipelines, the market for other competitive fuels, fluctuations in seasonal demand, and governmental regulations relative to hydrocarbon production and pricing. The production of oil and gas is also subject to the laws of supply and demand, and therefore, is subject to purchaser cutbacks and price reductions during periods of oversupply. At December 31, 1997, approximately 77% of the Company's estimated proved reserves and 1997 production, were attributable to crude (net equivalent barrel "NEB" uses a conversion ratio of six thousand cubic feet of gas
      (MCF) to one net equivalent barrel of oil) and consequently, the Company is primarily impacted by oil markets.

           The market price for natural gas has fluctuated significantly from month to month and year to year for the past several years. The Company cannot predict gas price movements with any certainty.

           During the year ended December 31, 1997, three customers, Total Petroleum, Koch Oil Company and Amoco Production Company, accounted for approximately 20%, 18% and 14%, respectively, of consolidated revenues. The Company does not believe it would be adversely affected by the loss of any of its oil or gas purchasers.

           Except for curtailed exploration and production activity occasionally experienced in severe weather and normal curtailments of gas sales in summer months, the Company does not consider its business to be seasonal and does not carry significant amounts of inventory.

           During 1997, a total of fourteen wells were drilled, five exploratory wells, and nine development wells. Below is a brief description of the work completed during the year and the results thereof.

           Four of the nine development wells were drilled on projects which are owned 100% by the Company. The four fields involved are Shafter Lake and Fullerton (both in Andrews County, Texas), Block 31 (Crane County, Texas) and Teas (Garza County, Texas). Two of these four wells were productive oil wells, which together tested at the rate of 79 barrels of oil per day (BOPD), another was a service well in an active waterflood unit, and the fourth resulted in a non-commercial well.

           Of the remaining five development wells, one was a lease line cooperative well being drilled to extend a secondary recovery project at Shafter Lake in Andrews County, Texas and two others were infill wells drilled on the Claytonville Unit in Fisher County, Texas. Two additional development wells were drilled and completed as gas wells by Chevron in the Knox Field of Grady County, Oklahoma where the Company owns a working interest of 10.5%.

           Five exploratory wells were drilled in 1997, four of which were dry holes, while the fifth is a test drilled in Johnston County, Oklahoma that is currently being evaluated for completion.

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

           The oil and gas operations of the Company are subject to local, state and federal environmental regulations. To date, compliance with these regulations by the Company has had no material effect on the Company's capital expenditures. The Company is unable to assess or predict at this time the impact that compliance with such environmental regulations may have on its future capital expenditures, earnings and competitive position. The Company presently estimates that it will not make any material capital expenditures for environmental control facilities for its fiscal year ending December 31, 1998.

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

           At March 17, 1998 the Company employed approximately 35 persons, including one geologist and five petroleum engineers.

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

      ESTIMATED PROVED RESERVES,
      FUTURE NET REVENUES AND PRESENT VALUE

           Reflected below are the estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas owned by the Company as of December 31, 1997, 1996, and 1995. Such reserve information has been prepared by the Company's staff of petroleum engineers and audited by the independent petroleum consulting firm of Netherland, Sewell, and Associates, Inc. No reserve reports with respect to the Company's proved net oil or gas reserves were filed with any federal authority or agency during the fiscal year ended December 31, 1997.

                                                                  December 31
                                       -----------------------------------------------------------------------

                                             1997                      1996                      1995
                                      -------------------      -------------------        -------------------

                                      Oil(MB     Gas(MMCF)      Oil(MB)   Gas(MMCF)       Oil(MB)   Gas(MMCF)
          Proved Developed            6,761.9    12,001.6        8,650.0    13,442.2       8,712.8    18,214.8
          Proved Undeveloped            386.5       733.3          324.4     1,143.0         159.7       649.2

          Total Proved Reserves       7,148.4    12,734.9        8,974.4    14,585.2       8,872.5    18,864.0


          The following table summarizes the future net revenues, using current prices and costs as of the dates indicated, as well as the present value, discounted at 10%, of such future net revenues from estimated production of proved reserves of crude oil and natural gas as of December 31, 1997, 1996, and 1995. Oil and gas prices used in the tabulation of the amounts below are based on the price received for each lease at December 31, of the appropriate year. The weighted average prices at December 31, 1997, 1996, and 1995 respectively, used in the estimates were $15.72, $24.66, and $18.13 per barrel of oil and $2.05, $3.59, and $1.65 per mcf of natural gas. Lease and well operating costs are based upon actual operating expense records.

                                                                           December 31

                                               1997                            1996                          1995
                                         Future     Present             Future      Present           Future     Present
                                           Net       Value               Net         Value             Net         Value
          Expressed in 000's             Revenue     @ 10%             Revenue       @ 10%           Revenue      @ 10%

          Proved Developed               $59,789    $41,357             $152,508     $98,184          $96,297     $65,235
          Proved Undeveloped               2,848      1,203                8,101       4,026            2,478       1,075

          Total Proved Reserves          $62,637    $42,560             $160,609    $102,210          $98,775     $66,310

          Amounts presented in the tables above are before the effects of taxes.

      PRODUCTION, SALES PRICES AND COSTS

           The following table sets forth the Company's net oil and gas production, average sales prices and production costs for the three years ended December 31, 1997.

                                                          December 31
                                                    1997      1996      1995
      Production:
        Oil (MB)                                  1,106.0    1,212.4     957.9
        Gas (MMCF)                                1,957.1    2,890.1   2,720.4

      Average Sales Prices:
        Oil (per BBL)                              $19.38     $20.39    $16.98
        Gas (per MCF)                              $ 2.58     $ 2.03    $ 1.57

      Average Production Costs:
        Per net equivalent barrel of oil (1)(2)    $ 7.07     $ 5.95    $ 5.98

      (1)  Six MCF of gas equals one net equivalent barrel ("NEB").
      (2) Production costs are comprised of severance and advalorem taxes, if applicable, and lease operating expenses, which include workover costs.

      PRODUCTIVE WELLS AND ACREAGE

           As of December 31, 1997, the Company owned an interest in approximately 1,131 gross (291.7 net) wells, of which 1,102 gross (285.8 net) are oil wells and 29 gross (5.9 net) are gas wells, located on approximately 29,140 gross (12,786 net) producing acres.

      UNDEVELOPED ACREAGE

           The following table sets forth the Company's gross and net undeveloped acreage as of December 31, 1997.

                                                   Undeveloped Acreage
                                                     Gross      Net
                                                     -----     -----
      Colorado  . . . . . . . . . . . . . . . .         80        10
      Louisiana . . . . . . . . . . . . . . . .         80        40
      North Dakota  . . . . . . . . . . . . . .         62         4
      Oklahoma  . . . . . . . . . . . . . . . .        135        70
      Texas . . . . . . . . . . . . . . . . . .     12,118     3,380
      Wyoming . . . . . . . . . . . . . . . . .      2,376       809

      Total . . . . . . . . . . . . . . . . . .     14,851     4,313

      DRILLING ACTIVITY

           The following table sets forth the results of the Company's drilling activity during the three years ended December 31, 1997.

                              Exploratory      Development         Total
                                Gross  Net     Gross   Net      Gross   Net
      December 31, 1997
           Productive            0    .000       8   3.469        8   3.469
           Dry                   4    .663       1   1.000        5   1.663

        Total                    4    .663       9   4.469       13   5.132

      December 31, 1996
           Productive            1    .063       9   3.856       10   3.919
           Dry                   1    .333       0    .000        1    .333

        Total                    2    .396       9   3.856       11   4.252

      December 31, 1995
           Productive            3    .563      12   5.465       15   6.028
           Dry                   2    .250       0    .000        2    .250

        Total                    5    .813      12   5.465       17   6.278

           At March 17, 1998, and December 31, 1997, the Company had one gross (.125 net) exploratory well in the process of being drilled.

      ITEM 3.  LEGAL PROCEEDINGS

           The Company is a defendant in minor lawsuits that have arisen in the ordinary course of business. The Company does not expect any of these to have a material adverse effect on the Company's consolidated financial position.


      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

      EXECUTIVE OFFICERS OF THE REGISTRANT

           Information with respect to the Company's executive officers as of March 17, 1998, is set forth in the table below.

           Name                      Position             Age      Since

      James G. Maynard       Chairman of the Board,        71       1971
                               Chief Executive Officer
                               and Treasurer

      Glenn R. Moore         President and Chief           60       1982
                               Operating Officer

      L. Brent Carruth       Vice President of             64       1984
                               Operations

      Kenneth W. Hatcher     Vice President of             54       1983
                               Finance

      Linda K. Burgess       Corporate Secretary           49       1984
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


                                       PART II

      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

           The Company's Common Stock is traded in the over-the-counter market, NASDAQ trading symbol "MOIL". The high and low sales prices for each quarterly period during the two years ended December 31, 1997, were as follows:


           1997           High      Low          1996           High     Low

      First Quarter     $21 1/2   $12 1/2     First Quarter   $ 8 1/2   $6 3/4
      Second Quarter     16 1/2    10         Second Quarter    8 3/4    7 1/8
      Third Quarter      16        10         Third Quarter    11        8 3/8
      Fourth Quarter     14 1/2    10 1/4     Fourth Quarter   22        9 5/8

           As of March 17, 1998, the Company had approximately 918 shareholders of record.

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


                                                                           December 31
                                                   1997         1996          1995            1994           1993
          Total revenue from
            oil and gas                          $26,477        $30,583       $20,540        $13,265       $14,861
          Income before income
            taxes                                  6,613         15,758         4,354          1,196         1,452
          Income before
            accounting change                      4,455          9,954         3,023            943           867
          Net income                               4,455          9,954         3,023            943         2,254
          Per share income (1)                       .91           2.04           .62            .19           .46
          Total assets                            78,286         81,257        72,838         48,071        43,798
          Long-term debt                          11,250         16,250        21,250          5,250         2,000
          Shareholders' equity                    53,509         49,054        39,104         36,137        35,203
          Net working capital                     17,503         12,942          (370)         4,079         9,510
          Net cash provided by
            operating activities                  11,250         13,921        11,558          5,696         6,738

          (1) Basic and diluted earnings per share were the same for the years presented.


      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      YEAR ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996
      OVERVIEW

           After ending the 1996 year with almost $10 million in net income, which included a $6.2 million gain from the sale of non-strategic oil and gas properties, management knew it was going to have a difficult time matching financial results in future years without consummating a significant acquisition of property. Management was aware that volumes lost from the sale would result in lower revenues and operating results, but the strategy included banking the proceeds from these sales to help finance future acquisitions. The Company was not successful in acquiring a significant group of properties in 1997, and its financial results were not as good as the prior year.

           Besides the change in the physical make-up of the Company's properties, 1997 brought a year of declining product prices. An oil and gas company's ultimate worth is measured by the value of its hydrocarbon reserves in the ground and available for sale in the marketplace. Since 77% of Maynard Oil Company's hydrocarbon reserves are oil reserves (on a net equivalent barrel basis "NEB" which uses a conversion ratio of six thousand cubic feet of gas (MCF) to one equivalent barrel of oil), it is primarily impacted by oil markets. The Company manages its exposure to price fluctuations in the oil market through the use of short term forward sales contracts, generally for a term of thirty days.

           During the early part of 1996, the Company's management was pleased as oil prices rose from approximately $17.25 per barrel to an end of the year price amounting to $24.66 per barrel. During the first quarter of 1997, the Company received revenue payments in which oil prices peaked at $25.37 per barrel and averaged $22.72 per barrel for the first quarter. However, the oil markets continued to fluctuate for the balance of 1997, and the Company averaged $18.31 per barrel for the last nine months of the year. End of the year oil pricing was $15.72 per barrel, and the Company recognized a drop in the value of its oil in the ground amounting to almost $9 per barrel. Subsequent to year end, the price of crude oil recorded by the Company declined below $13.00 per barrel, which will have a negative effect on earnings and cash flow in the first quarter of 1998.

      LIQUIDITY AND CAPITAL RESOURCES

           The Company acquired one minor group of oil properties during 1997 for approximately $700,000, but was unsuccessful in other producing property bids. The Company made its scheduled debt payments, continued its exploitation work and maintenance activities on existing properties and ended the year with an additional $2.7 million in cash. Thus, 31.4% of the Company's current balance sheet is represented by cash, and net working capital at year end 1997 was $17,503,000. Future acquisitions would be financed through the utilization of Company cash and bank debt.

      RESULTS OF OPERATIONS
      YEAR ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

           Net income for 1997 was $4,455,355 compared to $9,953,783 for 1996.
      The current year included a gain from the sale of oil and gas properties amounting to $191,873 compared to a gain of $6,202,473 in the prior year. Oil and gas revenues declined 13% between the two years due primarily to the loss of volumes resulting from last year's property dispositions.
      Oil volumes dropped approximately 9% and gas volumes almost 32%. Oil and gas revenues were also negatively affected by a $1.01 per barrel reduction in oil prices, which was partially offset by a fifty-five cent per mcf increase in gas prices.

           Lease operating expenses increased $44,264 over 1996 levels. However, on a net equivalent barrel (NEB) basis, this relatively low amount equates to a rise in lifting costs of $1.12 per NEB. During 1997, approximately $835,000, or fifty-eight cents per NEB, was spent on maintenance costs compared with $486,000, or twenty-nine cents per NEB, a year ago. Additionally, advalorem taxes in the state of Texas grew from $582,000 (thirty-four cents per NEB) to $673,000 in 1997 (forty-seven cents per NEB). The balance of the operating expense increase related to higher lifting costs for recurring activities on certain identifiable properties.

           Exploration costs totaled $838,580 currently versus $201,509 last year. Seismic work in 1997 totaled $315,000 compared to only $11,000 in 1996 as the Company initiated two new seismic projects. Dry hole and abandonment costs were approximately $512,000 for four wells in 1997 compared with $180,000 in 1996 relating to one well and the cancellation of leaseholds acquired in prior years.

           General and administrative expenses were $1,337,484 less this year than in 1996, and the reduction represents the effect of an employee benefit plan whose impact on earnings is directly related to the Company's common stock price. In 1996, earnings were charged in excess of $888,000 to reflect a closing stock price of $18.75 per share. However, by the end of 1997, Maynard's stock price had retreated to $10.25 per share. Generally accepted accounting principles dictate the treatment of this item of administrative expense and require current year credits to the account. Thus, the Company ended 1997 with a liability of $497,375 which represents cash payments to which various employees covered by this plan are entitled whenever their employment by the Company is ended.

           Depreciation and amortization expense increased on a dollar basis from $7,894,388 in 1996 to $8,291,128. When converted to a net equivalent barrel basis, this amount grew from $4.66 per net equivalent barrel (NEB) a year ago to $5.79 per NEB currently. This resulted from oil and gas reserve revisions attributable to current pricing trends and also led to the impairment charges of $227,879 discussed in Note 1 to the Consolidated Financial Statements.

           Interest expense decreased $227,880 due to the scheduled note payments for 1997 and the resulting lower principal balance outstanding.

           Income tax expense was $3,646,870 less than the prior year due to the non-recurring nature of last year's property sales and the lower effective tax rate in 1997 compared to 1996.

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

           Depreciation and amortization expense increased on a dollar basis from $6,879,672 in 1995 to $7,894,388. However, when converted to a net equilvalent barrel basis, this amount actually declined from $4.87 per net equivalent barrel (NEB) a year ago to $4.66 per NEB currently as a result of oil and gas reserve additions and revisions during the current period.

           In March and December, 1995, the Company acquired certain oil and gas properties and utilized additional bank borrowings to finance the transaction. Interest expense increased $692,542 due to this additional debt.

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

      OTHER

           Company management has attempted to assess whether its internal computer systems, as well as its vendors, purchasers, and bankers systems will be Year 2000 compliant without causing disruptions in the conduct of the Company's business. Based upon the investigative process employed by the Company to date and assurances from the Company's software vendor, the Company's computer systems are compatible with the year 2000. The Company will continue to review compatibility issues of those with whom it does business. The Company does not anticipate any major expenditures associated with the Year 2000 consequences.

      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The information required by Item 8 is included on pages 18 through 35 of this Report.

      ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE.

           None

                                       PART III

           The information required by Part III (Items 10 through 13) is set forth in the Company's Proxy Statement for the annual meeting of stockholders to be held on May 20, 1998, and is incorporated herein by reference. Information with respect to the Company's executive officers as of March 17, 1998, is set forth commencing on pages 8 and 9 hereof under the caption "Executive Officers of the Registrant".


                                       PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

      FINANCIAL STATEMENTS AND SCHEDULES

              See Index to Consolidated Financial Statements and Schedules on page 18 of this Report.

      REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the Company during the last quarter of 1997.

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

           21.1 List of subsidiaries of the Company as of December 31, 1997, filed herewith.

           27      Financial Data Schedule.


                                      SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MAYNARD OIL COMPANY

                                         By   \s\ James G. Maynard
                                              ------------------------------
                                                  James G. Maynard
                                                  Chairman of the Board

      Date:  March 31, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated in multiple counterparts with the same force and effect as if each person executing a separate counterpart has joined in execution of the same counterpart.


      /s/  James G. Maynard       Chairman of the Board,     March 31, 1998
           James G. Maynard       Chief Executive Officer
                                    & Treasurer

      /s/  Glenn R. Moore         President and Chief        March 31, 1998
           Glenn R. Moore           Operating Officer

      /s/  Kenneth W. Hatcher     Vice President of Finance  March 31, 1998
           Kenneth W. Hatcher       (Principal Financial
                                    and Accounting Officer)

      /s/  Robert B. McDermott    Director                   March 31, 1998
           Robert B. McDermott


      /s/  Ralph E. Graham        Director                   March 31, 1998
           Ralph E. Graham


                          MAYNARD OIL COMPANY AND SUBSIDIARY

               Index to Consolidated Financial Statements and Schedules

                                                                           Page
      Financial Statements:

           Report of Independent Accountants

           Consolidated Balance Sheets - December 31, 1997 and 1996

           Consolidated Statements of Income - Three years ended
              December 31, 1997

           Consolidated Statements of Shareholders' Equity - Three years ended December 31, 1997

           Consolidated Statements of Cash Flows - Three years ended December 31, 1997

           Notes to Consolidated Financial Statements

           Financial Statement Schedules for the Three years ended December 31, 1997

                  II - Valuation and Qualifying Accounts

           All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.


                          REPORT OF INDEPENDENT ACCOUNTANTS

      To the Board of Directors and Shareholders of Maynard Oil Company

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Maynard Oil Company and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


      Price Waterhouse LLP
      Dallas, Texas
      March 26, 1998


                          MAYNARD OIL COMPANY AND SUBSIDIARY
                             Consolidated Balance Sheets

                                                           December 31,
                                                      1997            1996
      ASSETS
      Current assets:
         Cash and cash equivalents               $ 24,584,288     $21,817,447
         Accounts receivable, trade                 3,267,255       4,274,439
         Other current assets                         546,238         585,021
             Total current assets                  28,397,781      26,676,907

      Property and equipment, at cost:
         Oil and gas properties, successful
           efforts method                         104,031,352     103,223,604
         Other property and equipment                 548,668         540,736
                                                  104,580,020     103,764,340
         Less accumulated depreciation and
          amortization                           ( 54,692,225)   ( 49,183,946)
            Net property and equipment             49,887,795      54,580,394

                                                 $ 78,285,576    $ 81,257,301
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
         Current installments of long-term debt   $ 5,000,000     $ 5,000,000
         Accounts payable                           4,271,662       3,592,404
         Accrued expenses                           1,402,021       1,710,681
         Income taxes payable                         220,798       3,431,476
              Total current liabilities            10,894,481      13,734,561

      Deferred income taxes                         2,632,000       2,219,000

      Long-term debt                               11,250,000      16,250,000

      Shareholders' equity:
         Preferred stock of $.50 par value.
           Authorized 1,000,000 shares; none
            issued                                        --              --
         Common stock of $.10 par value.
           Authorized 20,000,000 shares;
           4,889,450 shares issued
           and outstanding                            488,945         488,945
         Additional paid-in capital                18,831,138      18,831,138
         Retained earnings                         34,189,012      29,733,657
              Total shareholders' equity           53,509,095      49,053,740

      Contingencies and commitments (note 9)
                                                 $ 78,285,576    $ 81,257,301


      See accompanying Notes to Consolidated Financial Statements.

                          MAYNARD OIL COMPANY AND SUBSIDIARY
                          Consolidated Statements of Income
                                                 Years ended December 31,
                                              1997         1996         1995
      Revenues:
        Oil and gas sales and royalties   $26,477,238  $30,583,133  $20,539,738
        Interest and other                  1,229,556      732,660      671,551
        Gain on disposition of assets         191,873    6,202,473      991,875
                                           27,898,667   37,518,266   22,203,164

      Costs and expenses:
        Operating expenses                 10,124,212   10,079,948    8,443,466
        Exploration, dry holes and
           abandonments                       838,580      201,509      609,279
        General and administrative            562,924    1,900,408      925,822
        Depreciation and amortization       8,291,128    7,894,388    6,879,672
        Interest and other                  1,468,968    1,683,860      991,318
                                           21,285,812   21,760,113   17,849,557

        Income before income taxes          6,612,855   15,758,153    4,353,607

      Income tax expense                    2,157,500    5,804,370    1,330,500

          Net income                      $ 4,455,355  $ 9,953,783  $ 3,023,107

      Weighted average number of common
         shares outstanding                 4,889,450    4,889,690    4,890,708

      Net income per common share               $ .91        $2.04        $ .62

      See accompanying Notes to Consolidated Financial Statements.

                          MAYNARD OIL COMPANY AND SUBSIDIARY
                   Consolidated Statements of Shareholders' Equity

                                                       Common Stock             Additional
                                                                                  Paid-in          Retained
                                                  Shares          Amount          Capital          Earnings          Total
          Balance at December 31, 1994          4,891,379        $489,138       $18,725,538     $16,922,561      $36,137,237
              Net income                              --              --               --         3,023,107        3,023,107
              Exercise of common stock
                options                            24,000           2,400           105,600            --            108,000
              Purchase and retirement of
               of common stock                    (25,409)         (2,541)             --          (161,595)        (164,136)

          Balance at December 31, 1995          4,889,970         488,997        18,831,138      19,784,073       39,104,208
              Net income                              --              --               --         9,953,783        9,953,783
              Purchase and retirement
                of common stock                      (520)            (52)             --            (4,199)          (4,251)

          Balance at December 31, 1996          4,889,450        $488,945       $18,831,138     $29,733,657      $49,053,740
              Net income                              --              --               --         4,455,355        4,455,355

          Balance at December 31, 1997          4,889,450        $488,945       $18,831,138     $34,189,012      $53,509,095

          See accompanying Notes to Consolidated Financial Statements.

                                                       MAYNARD OIL COMPANY AND SUBSIDIARY
                                                      Consolidated Statements of Cash Flows
                                                                        Years ended December 31,
                                                                    1997          1996           1995
          Cash flows from operating activities:
              Net income                                        $4,455,355    $9,953,783      $3,023,107
              Adjustments to reconcile net income to net
                cash provided by operating activities:

                Depreciation and amortization                    8,291,128      7,894,388      6,879,672
              Deferred income taxes                                413,000          6,490        480,000
              Exploration, dry holes and
                  abandonments                                     512,317        180,230        573,737
                Current year costs of dry holes and
                  abandonments                                    (436,058)       (90,521)       (94,390)
                Gain on disposition of assets                     (191,873)    (6,202,473)      (991,875)
              (Increase) decrease in current assets:
                Accounts receivable                              1,007,184       (976,506)      (886,482)
                Other current assets                                38,783       (119,595)       316,661
              Increase (decrease) in current liabilities:
                Accounts payable                                   679,258       (533,609)     1,514,804
                Accrued expenses                                  (308,660)       790,028        330,515
                Income taxes payable                            (3,210,678)     3,018,781        412,695

                Net cash provided by operating
                  activities                                    11,249,756     13,920,996     11,558,444

          Cash flows from investing activities:
              Proceeds from disposition of assets                  263,613      8,884,691      3,426,499
              Purchase price adjustment                               --          874,245           --
              Additions to property and equipment               (3,746,528)    (3,184,637)   (33,688,793)

                Net cash provided (used) by
                  investing activities                          (3,482,915)     6,574,299    (30,262,294)

          Cash flows from financing activities:
              Proceeds from issuance of
               long-term debt                                        --             --        22,500,000
              Principal payments on long-term debt              (5,000,000)    (4,812,500)    (3,437,500)
              Purchase of common stock                               --            (4,251)      (164,136)
              Exercise of stock options                              --             --           108,000

                Net cash provided (used) by
                  financing activities                          (5,000,000)    (4,816,751)    19,006,364

          Net increase in cash and
            cash equivalents                                     2,766,841     15,678,544        302,514
          Cash and cash equivalents at beginning
            of year                                             21,817,447      6,138,903      5,836,389
          Cash and cash equivalents at end of year             $24,584,288    $21,817,447    $ 6,138,903

          See accompanying Notes to Consolidated Financial Statements.


                          MAYNARD OIL COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements


      (1)  Summary of Significant Accounting Policies

           Business Activity

           The Company is engaged in the acquisition, exploration, development, production and sale of crude oil and natural gas in the Continental United States, primarily in the states of Texas and Oklahoma.

           Principles of Consolidation

           The consolidated financial statements include the accounts of Maynard Oil Company (Company) and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

           Overhead Reimbursement Fees

           Overhead charges billed to working interest owners including the Company of $1,796,113, $1,870,752, and $1,892,370, for the three years ended December 31, 1997, respectively, have been classified as a reduction of general and administrative expenses in the accompanying Consolidated Statements of Income. The Company's working interest portion of the amounts billed are included in lease operating expenses.

           Deferred Income Taxes

           The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax and financial reporting bases of the Company's assets and liabilities by applying enacted tax rates.

           Income per Common Share

           In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires disclosure of two earnings per share ("EPS") measures, basic EPS and diluted EPS, on the face of its Consolidated Statements of Income if the Company has a complex capital structure. Net income per common share is computed using the weighted average number of common shares outstanding during each year. During 1995, all outstanding stock options were exercised, and consequently, basic and diluted earnings per share were the same for 1997, 1996 and 1995.

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

           The Use of Estimates in Preparing Financial Statements

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, disclosure of gain and loss contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Since estimates are made based on all information available at the time, it is reasonably possible in the near term a change in an estimate may occur or actual amounts may differ from estimated amounts.

           Impairment of Long-Lived Assets

           The carrying value of property and equipment is periodically evaluated using undiscounted cash flows as the basis for determining if impairment exists under the provisions of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). To the extent impairment is indicated to exist, an impairment loss would be recognized under SFAS 121 based on fair value.

           During 1997, oil prices fell from an average of $24.66 per barrel to an average of $15.72 per barrel and gas prices ranged from $3.59 per thousand cubic feet of gas (mcf) in 1996 to $2.05 per mcf. Consequently, the Company recognized an impairment loss of $227,879 in December 1997 to account for those properties whose investment would not be recoverable under current pricing trends. This impairment is included in depreciation and amortization expense on the Company's Consolidated Statement of Income for 1997.

           Reclassifications

           Certain reclassifications of prior period statements have been made to conform with the 1997 presentation.

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


      (3)  Cash Flow Data

           Cash in excess of daily requirements is invested in marketable securities, consisting of repurchase agreements, certificates of deposit, money market funds, and commercial paper, with maturities of three months or less. At December 31, 1997 and 1996, such investments totaled $24,700,000 and $22,246,554, respectively, and are considered to be cash equivalents, which approximate their fair value.

           Supplemental cash flow information for the three years ended December 31, 1997 is summarized as follows:

                                     1997         1996          1995
           Cash paid:
             Interest expense    $1,462,269    $1,735,416    $ 853,247
             Income taxes         $5,047,847   $2,779,099    $ 121,674


      (4)  Long-term Debt

           Long-term debt at December 31, 1997 and 1996 is summarized as follows:

                                                       1997         1996
           Term note due in 20 equal quarterly
             installments of $1,250,000 commencing
             April 1, 1996 plus one payment of
             $1,062,500 made January 1, 1996.
             Interest paid quarterly at varying
             rates.  Secured by certain oil and
             gas properties with a net book value
             of $27,501,887.                       $16,250,000  $21,250,000
           Less current installments                 5,000,000    5,000,000

             Long-term debt                        $11,250,000  $16,250,000

           The term note permits the Company to choose between three interest rate options and to specify what portion of the loan is covered by a specific interest rate option and the applicable funding period to which the interest rate option is to apply. The interest rate options are as follows:

                (1)  Bank's prime lending rate
                (2)  Bank's certificate of deposit rate
                (3)  London interbank eurodollar rate (Eurodollar)

           At December 31, 1997, interest on the bank term loan was at a rate of approximately 7.49%.

           The credit agreement contains various financial covenants related to working capital, net worth, and cash flow. Additionally, the debt agreement places certain limitations on the incurrence of additional debt and prohibits the payment of dividends.

      (5)  Employee Incentive Plans

           In August 1989, an employee incentive plan was adopted, whereby stock participation units might be granted to officers and key employees. Such stock participation units will entitle a participant to a cash payment following termination of employment in an amount equal to the excess, if any, of the fair market value of one share of the Company's common stock over a share price specified on the date of grant, multiplied by the number of vested units. The units vest over a five year period with 25% vesting after two years and the remainder in three equal annual installments. For the year ended December 31, 1989, 73,000 units were awarded to certain employees at a price of $4.50 per share of which 49,500 units remain outstanding at December 31, 1997, all of which are 100% vested. During August 1993, 52,000 additional units were awarded at $5.625 per share of which 34,500 units are vested. Earnings are charged and credited over the life of the units for fluctuations in stock prices from $4.50 per share and $5.625 per share. During the current year, operations were credited $420,750 and $97,813 in regard to the stock participation units granted in 1989 and 1993, respectively. These credits reflect the reduction in closing stock prices from $18.75 per share at December 31, 1996 to $10.25 per share at December 31, 1997. During 1996 and 1995, operations were charged $594,000 and $76,183 for the units awarded in 1989 and $294,887 and $15,676 for the units awarded in 1993, respectively.

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

           A summary of stock option activity for the 1982 plan for 1995 is as follows:
                                               Number
                                                 of     Option Price
                                               Shares     per Share

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

      (6)  Income Taxes

           Income tax expense consists of the following:

                                      Years ended December 31,
                                1997          1996            1995
             Federal
               Current       $1,212,500    $5,397,880     $  620,500
               Deferred         413,000         6,490        480,000
             State              532,000       400,000        230,000

                             $2,157,500    $5,804,370     $1,330,500

           Income tax expense for the three years ended December 31, 1997 differs from the amount computed by applying the applicable U.S. corporate income tax rate (34% in 1997 and 1995 and 35% in 1996) to income before income taxes. The reasons for this difference are as follows:

                                               Years ended December 31,
                                           1997         1996          1995
           Income tax expense at
             U.S. statutory rate        $2,248,371   $5,515,354   $1,480,226
           State income taxes, net
             of Federal income tax
             benefit                       351,120      260,000      151,800
           Allowable depletion in
             excess of cost depletion     (223,261)    (223,197)    (281,526)
           Items not related to current
             year earnings                (136,000)        --        (89,198)
           All other items                 (82,730)     252,213       69,198

             Income tax expense         $2,157,500   $5,804,370   $1,330,500

           The components of the net deferred tax liability were as follows:

                                                    December 31,
                                            1997         1996         1995

           Depreciable assets           $   86,500   $   48,500   $   61,510
           Depletable assets                36,500      111,500       14,400
           Intangible drilling
             and development costs       2,678,000    2,572,000    2,542,600
           Employee benefit
             obligations                  (169,000)    (346,000)
           Tax credit
             carryforwards                    --       (167,000)    (406,000)

           Net deferred tax
             liability                  $2,632,000   $2,219,000   $2,212,510

      (7)  Employee Benefit Plans

           The Company adopted a noncontributory defined contribution retirement plan for all full-time employees age 21 or older who have completed one year of service. The plan provides for a minimum annual contribution by the Company equal to 3% of an employee's base salary plus overtime compensation. At its discretion, the Company may also make supplemental contributions to the plan. For calendar 1997, the Company elected to contribute 5% for each employee covered by this plan. Under this plan, amounts equal to retirement plan expense are funded annually, which amounted to $99,313, $53,965 and $40,777, respectively, for the years ended December 31, 1997, 1996 and 1995. The contributions for the same three year period have been reduced by $0, $648, and $1,818, respectively, for forfeitures attributable to employees terminated in prior years.

           The Company also has a profit sharing plan pursuant to Section 401 of the Internal Revenue Code, whereby participants may contribute a percentage of compensation. The Plan provides for a matching contribution by the Company equal to one-half of the employee's percentage contribution up to the first 10% of compensation for 1997, 1996, and 1995. During this same three year period, the Company's matching portion amounted to $91,302, $79,879, and $59,579, respectively.

      (8)  Major Customers

           During the years ended December 31, 1997 and 1995, oil and gas sales to three customers, amounting to approximately $5,698,000, $5,067,000 and $3,783,000, and $4,377,000, $3,746,000, and
           $2,946,000, respectively, each accounted for more than 10% of total consolidated revenues. During the year ended December 31, 1996, oil and gas sales to two customers, amounting to approximately $6,059,000 and $3,898,000 each accounted for more than 10% of total consolidated revenues.

      (9)  Contingencies and Commitments

           The Company is a defendant in certain non-environmental litigation arising from operations in the normal course of business. While it is not feasible to determine the outcome of these actions, it is the Company's opinion that the ultimate outcome of the litigation will not have a material adverse effect on the financial position or results of operations of the Company.

           The Company leases office space and certain equipment under various operating leases which expire over the next five years. All leases require the payment of taxes and insurance, and the office lease requires the Company to pay its pro rata share of increases in maintenance expense above that prevailing in base years.
           Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rent expense for the three years ended December 31, 1997 was $321,001, $314,743, and $298,371, respectively.

           Minimum payments for operating leases having initial or noncancellable terms in excess of one year are as follows:

                                  1998   $ 248,624
                                  1999     236,454
                                  2000      81,985
                                  2001         718

           Total minimum payments        $ 567,781

      (10) Quarterly Financial Data (Unaudited)

           Summarized quarterly financial data for the years ended December 31, 1997 and 1996 is as follows:

                                                       First         Second           Third          Fourth
                                                      Quarter       Quarter          Quarter        Quarter
                   Year Ended December 31, 1997
                     Revenues                        $8,043,876     $6,577,076      $6,447,486     $6,830,229
                     Net Income                       2,113,827        856,383       1,430,864         54,281
                     Net Income Per Common Share            .43            .18             .29            .01

                   Year ended december 31, 1996
                     Revenues                        $7,331,742     $8,257,476     $13,920,810     $8,008,238
                     Net Income                       1,143,454      1,819,180       6,883,228        107,921
                     Net Income Per Common Share            .23            .37            1.41            .02

               During the fourth quarter of 1997, the Company recorded an adjustment to depreciation and amortization expense arising from downward revisions to its oil and gas reserves. These revisions related primarily to pricing changes. The effect of this adjustment, coupled with the impairment charge (Note 1 to the Consolidated Financial Statements), was to increase fourth quarter depreciation and amortization expense $396,740. Offsetting this expense increase was a $518,563 credit to an employee benefit plan which decreases in value if the price of the Company's stock declines.

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

      (11) Supplemental Oil and Gas Disclosures (Unaudited)

           Capitalized Costs

                A summary of the Company's aggregate capitalized property and equipment costs relating to oil and gas exploration and development activities follows:

                                                   December 31,
                                                1997           1996

           Undeveloped leaseholds and
             royalties                     $    199,416   $    105,385
           Producing properties             103,831,936    103,118,219
                                            104,031,352    103,223,604
           Accumulated depreciation and
             amortization                    54,351,135     48,906,086

           Net capitalized costs           $ 49,680,217   $ 54,317,518


           Costs Incurred

             A summary of costs incurred in oil and gas acquisition, exploration and development activities follows:

                                               Years ended December 31,
                                           1997          1996         1995
           Acquisition of properties
             Undeveloped              $   195,434   $   104,846  $    59,010
             Proved                       700,055            --   29,234,607
           Exploration costs            1,006,253       125,963      413,632
           Development costs            2,539,005     2,980,849    3,949,882

                                       $4,440,747    $3,211,658  $33,657,131

           Results of Operations

              The results of operations from oil and gas producing activities are as follows:

                                                Years ended December 31,
                                          1997          1996          1995

              Sales                   $26,477,238   $30,583,133   $20,539,738
              Production costs (a)    (10,124,212)  (10,079,948)   (8,443,466)
              Exploration expenses     (1,060,616)     (340,913)     (661,319)
              Depreciation and
                amortization           (8,178,538)   (7,816,674)   (6,801,115)
                                        7,113,872    12,345,598     4,633,838
              Income tax expense       (2,267,708)   (4,408,531)   (1,478,000)

              Results of operations
                from oil and gas
                producing activities $  4,846,164   $ 7,937,067   $ 3,155,838

              (a)  Includes lifting costs, severance taxes and advalorem taxes.

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


      Proved Developed and                            Oil         Gas
      Undeveloped Reserves                         (Barrels)     (MCF)
      Total as of December 31, 1994                6,153,062   14,951,460
           Revisions of previous estimates          (113,124)    (291,417)
           Purchases of reserves                   3,399,040    7,951,973
           Extensions and discoveries                455,693      969,038
           Production                               (957,873)  (2,720,441)
           Sales of reserves in place                (64,283)  (1,996,593)

      Total as of December 31, 1995                8,872,515   18,864,020
           Revisions of previous estimates         1,150,114    3,100,882
           Purchases of reserves                       --           --
           Extensions and discoveries                432,789      463,296
           Production                             (1,212,369)  (2,890,061)
           Sales of reserves in place               (268,663)  (4,952,957)

      Total as of December 31, 1996                8,974,386   14,585,180
           Revisions of previous estimates          (733,337)    (763,172)
           Purchases of reserves                      55,867       98,228
           Extensions and discoveries                 10,402      782,797
           Production                             (1,106,042)  (1,957,147)
           Sales of reserves in place                (52,809)     (10,966)

      Total as of December 31, 1997                7,148,467   12,734,920

      Proved Developed Reserves
      December 31, 1995                            8,712,835   18,214,860
      December 31, 1996                            8,649,996   13,442,204
      December 31, 1997                            6,761,920   12,001,602


      Standardized Measure
           The standardized measure of discounted future cash flows from proved oil and gas reserves determined in accordance with rules prescribed by the Financial Accounting Standards Board is summarized as follows:

                                                  Years ended December 31,
                                                 1997      1996      1995
                                                (000's)   (000's)  (000's)

      Future cash inflows                      $138,471  $273,644 $192,794
      Future production costs                   (73,641) (110,123) (92,873)
      Future development costs                   (2,193)   (2,912)  (1,146)
                                                 62,637   160,609   98,775
      Future income tax expenses                 (6,891)  (38,610) (14,464)
      Future net cash flows                      55,746   121,999   84,311
      10% annual discount for estimated
        timing of cash flows                    (17,867)  (44,361) (27,710)
      Standardized measure of discounted
        future net cash flows                  $ 37,879  $ 77,638 $ 56,601

      The average prices for oil and gas used to calculate future cash inflows at December 31, 1997 were $15.72 per barrel and $2.05 per mcf, respectively. Subsequent to year end, the price of crude oil recorded by the Company declined below $13.00 per barrel.

      The following are the principal sources of changes in the standardized measure of discounted future net cash flows.

                                                     Years ended December 31,
                                                   1997      1996        1995
                                                  (000's)   (000's)    (000's)

      Standardized measure - beginning of year    $77,638   $56,601   $34,211
      Sales of oil and gas produced,
        net of production costs                   (16,353)  (20,503)  (12,267)
      Net changes in prices and production costs  (46,696)   36,421     5,396
      Extensions, discoveries, and improved
        recovery, less related costs                1,593     3,876     3,514
      Changes in future development costs             128      (617)      135
      Development costs incurred                      994       182       850
      Revisions of previous quantity estimates     (3,741)   14,503      (867)
      Accretion of discount                         4,256     6,631     3,996
      Purchase of proved reserves                     348      --      27,801
      Sale of proved reserves                        (255)   (4,669)   (2,065)
      Net change in income taxes                   19,889   (14,861)   (3,964)
      Other                                            78        74      (139)

      Standardized measure - end of year          $37,879   $77,638   $56,601


                                                                    Schedule II

                          MAYNARD OIL COMPANY AND SUBSIDIARY
                          Valuation and Qualifying Accounts
                         Three Years Ended December 31, 1997

                                        Charged to
                             Beginning   Cost and                Ending
      Description            Balance     Expenses   Deductions   Balance

      Allowance for
        Doubtful Accounts - (a)

      December 31, 1995      $43,000        --          --       $43,000

      December 31, 1996      $43,000     $ 7,000        --       $50,000

      December 31, 1997      $50,000      20,000        --       $70,000


      (a) Valuation account deducted in the balance sheet from trade accounts receivable.