Form 10-Q
period 1998-06-30
MAYNARD OIL CO
filed 1998-08-13
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ending   June 30, 1998      Commission File #0-5704



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

                                Yes   X    No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1998.


                 4,888,613 shares of common stock, par value $0.10


                         MAYNARD OIL COMPANY AND SUBSIDIARY

              Index to Consolidated Financial Statements and Schedules


                                                                 Page

     Part I.   Financial Information

          Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997

          Consolidated Statements of Operations
               Six Months and Three Months ended
               June 30, 1998 and 1997

          Consolidated Statements of Shareholders' Equity
               Six Months ended June 30, 1998

          Consolidated Statements of Cash Flows
               Six Months ended June 30, 1998 and 1997

          Notes to Consolidated Financial Statements

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Part II.  Other Information and Reports on Form 8-K

          Item 4.   Submission of Matters to a Vote of
                    Security Holders


       Signatures

                         MAYNARD OIL COMPANY AND SUBSIDIARY
                            Consolidated Balance Sheets
                                                    June 30,     December 31,
                                                     1998            1997
                                                  (Unaudited)      (Audited)
     ASSETS
     Current assets:
        Cash and cash equivalents                 $24,550,551    $24,584,288
        Accounts receivable, trade                  2,910,237      3,267,255
        Other current assets                          488,123        546,238
            Total current assets                   27,948,911     28,397,781

     Property and equipment, at cost:
        Oil and gas properties, successful
          efforts method                          104,676,840    104,031,352
        Other property and equipment                  547,789        548,668
                                                  105,224,629    104,580,020
        Less accumulated depreciation and
         amortization                             (58,286,474)   (54,692,225)
             Net property and equipment            46,938,155     49,887,795

                                                  $74,887,066    $78,285,576
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Current installments of long-term debt    $ 5,000,000    $ 5,000,000
        Accounts payable                            3,122,581      4,271,662
        Accrued expenses                            1,563,166      1,402,021
        Income taxes payable                           40,799        220,798
            Total current liabilities               9,726,546     10,894,481

     Deferred income taxes                          2,682,000      2,632,000

     Long-term debt                                 8,750,000     11,250,000

     Shareholders' equity:
        Preferred stock of $.50 par value.
          Authorized 1,000,000 shares; none
           issued                                         --             --
        Common stock of $.10 par value.
          Authorized 20,000,000 shares;
          4,888,613 and 4,889,450 shares
          issued and outstanding                      488,861        488,945
        Additional paid-in capital                 18,831,138     18,831,138
        Retained earnings                          34,408,521     34,189,012
            Total shareholders' equity             53,728,520     53,509,095

     Contingencies and commitments                $74,887,066    $78,285,576


     See accompanying Notes to Consolidated Financial Statements.

                                                      MAYNARD OIL COMPANY AND SUBSIDIARY
                                                    Consolidated Statements of Operations
                                                                Six Months ended                 Three Months ended
                                                                    June 30,                          June 30,
                                                              1998            1997              1998           1997
         Revenues:
              Oil and gas sales                           $ 8,823,345     $13,976,736       $ 4,133,471    $ 6,207,323
              Interest and other                              677,312         586,924           339,346        314,493
              Gain on disposition of assets                     9,795          57,292             7,375         55,260
                                                            9,510,452      14,620,952         4,480,192      6,577,076

         Costs and expenses:
              Operating expenses                            4,431,297       4,952,188         2,114,413      2,500,111
              Exploration, dry holes
                and abandonments                               45,310         390,760            29,359        316,512
              General and administrative                      538,683         661,406           218,770        344,208
              Depreciation and amortization                 3,616,262       3,492,265         1,824,304      1,792,265
              Interest and other                              535,698         684,123           262,979        332,597
                                                            9,167,250      10,180,742         4,449,825      5,285,693

                Income before income taxes                    343,202       4,440,210            30,367      1,291,383

         Income tax expense                                   115,000       1,470,000            10,000        435,000

                Net income                                $   228,202     $ 2,970,210       $    20,367    $   856,383

         Weighted average number of common
            shares outstanding                              4,889,352       4,889,450         4,889,262      4,889,450

         Net income per common share                            $.047           $.607             $.004          $.175


         See accompanying Notes to Consolidated Financial Statements.

                                                      MAYNARD OIL COMPANY AND SUBSIDIARY
                                               Consolidated Statements of Shareholders' Equity
                                                        Six Months Ended June 30, 1998
                                                                 (Unaudited)

                                                                              Additional
                                                        Common Stock            Paid-in
                                                                                Capital           Retained
                                                    Shares        Amount         Amount           Earnings           Total
          Balance at December 31, 1997            4,889,450      $488,945      $18,831,138      $34,189,012       $53,509,095

                Net income                               --            --               --          228,202           228,202

                Purchase of common stock               (837)          (84)              --           (8,693)           (8,777)

          Balance at June 30, 1998                4,888,613      $488,861      $18,831,138      $34,408,521       $53,728,520


          See accompanying Notes to Consolidated Financial Statements.



                         MAYNARD OIL COMPANY AND SUBSIDIARY
                       Consolidated Statements of Cash Flows

                                                     Six Months Ended June 30,
                                                          1998       1997
     Cash flows from operating activities:
        Net income                                      $ 228,202  $2,970,210
        Adjustments to reconcile net income to net
          cash provided by operating activities:

          Depreciation and amortization                 3,616,262   3,492,265
          Deferred income taxes                            50,000     255,000
          Dry holes and abandonments                        8,554     390,760
          Current year costs of dry holes and
            abandonments                                   (8,554)   (390,760)
          (Gain) on disposition of assets                  (9,795)    (57,292)
          (Increase) decrease in current assets:
            Accounts receivable                           357,018   1,104,895
            Prepaid expenses and other current assets      58,115     (31,425)
          Increase (decrease) in current liabilities:
            Accounts payable                           (1,149,081)   (556,346)
            Accrued expenses                              161,145     372,685
            Income taxes payable                         (179,999) (3,326,239)

            Net cash provided by
              operating activities                      3,131,867   4,223,753

     Cash flows from investing activities:
        Proceeds from disposition of assets                19,334      65,662
        Additions to property and equipment              (676,161) (1,900,379)

            Net cash provided (used) by
              investing activities                       (656,827) (1,834,717)

     Cash flows from financing activities:
        Purchase of common stock                           (8,777)      --
        Principal payments on long-term debt           (2,500,000) (2,500,000)

            Net cash provided (used) by
              financing activities                     (2,508,777) (2,500,000)

     Net increase (decrease) in cash and cash
        equivalents                                       (33,737)   (110,964)

     Cash and cash equivalents at beginning of year    24,584,288  21,817,447

     Cash and cash equivalents at end of period       $24,550,551 $21,706,483


     See Accompanying Notes to Consolidated Financial Statements.



                         MAYNARD OIL COMPANY AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                                   June 30, 1998


     1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997, the results of operations for the six months ended June 30, 1998 and 1997 and changes in cash and cash equivalents for the six months ended June 30, 1998 and 1997.

          The accounting policies  followed by  the Company are  set forth  in
          Note 1 to the Company's financial statements in the 1997 Annual Report to Shareholders.

     2. Net income for the six months ended June 30, 1998 is not necessarily indicative of the results of the operations of Maynard Oil Company and Subsidiary for the year ending December 31, 1998, and is subject to audit adjustments at year-end.

     3. Net income (loss) per common share is based on the weighted average number of shares outstanding in each period, which was 4,889,352 and 4,889,450 shares at June 30, 1998 and 1997, respectively.

     4. The provision for income taxes consists of the following (thousands of dollars):

                               Six Months Ended    Three Months Ended
                                     June 30,            June 30,
                                 1998      1997      1998       1997

          Federal:
             Current            $  65    $1,215     $ (15)     $ 315
             Deferred (benefit)    50       255        25        120

                                $ 115    $1,470     $  10      $ 435



     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

          At December 31,1997, the weighted average product prices of $15.72 per barrel for crude oil and $2.05 per thousand cubic feet (mcf) for natural gas were applied to the estimates of recoverable hydrocarbon reserves to arrive at future net revenues that the Company might ultimately receive. At that time, the Company recognized an impairment loss on all properties whose investment would not be recoverable under the above pricing scenarios in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of. During the first six months of 1998, the Company's hydrocarbon sales averaged $13.35 per barrel for crude oil and $2.23 per mcf for natural gas. NYMEX crude oil pricing estimates for December, 1998 contracts vary between $14.78 and $15.71 per barrel, and Henry Hub estimates for December, 1998 natural gas contracts vary between $2.46 and $2.66 per mcf. The Company believes it has made adequate provision for depreciation and amortization expense in its June 30, 1998 financial statements, but should crude oil prices remain at current levels, an additional impairment loss could be recognized in future periods.

     Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         The Company reported net income of $228,202, or five cents per share, on revenues of $9,510,452 for the six months ended June 30, 1998 compared with net income of $2,970,210, or sixty-one cents per share, on revenues of $14,620,952 for the same period a year ago. Earnings for the 1998 period were adversely affected by the sharp reduction in oil prices, and to a lesser extent, by production declines in the volumes of oil and gas produced and sold. Gas volumes dropped almost 14% from a year ago, while oil volumes fell slightly in excess of 5% over the same period. Crude oil prices plunged $7.24 per barrel between the two six month periods, and gas prices declined forty-nine cents per mcf. Thus, oil and gas revenues were $5,153,391 less than six months a year ago, a 37% decline.

         Operating expenses reflected a decrease of $520,891, primarily attributable to lower severance taxes from reduced oil and gas sales. When converted to a net equivalent barrel basis ( NEB , conversion of 6 mcf equal to 1 NEB), the amounts are similar - $6.71 per NEB during 1998 compared to $6.95 per NEB in 1997.

               Exploration costs, which include dry holes and abandonments, dropped $345,450 between the two six month periods. During the 1997 six months, the Company participated in a seismic shoot and drilled an exploratory dry hole, but during the current period, minimal exploratory costs were expended to complete earlier projects.

               General and administrative expenses declined $122,723, almost 19%, to reflect lower phantom stock expense (which relates to fluctuations in the Company's common stock price) and increased overhead billings on Company operated properties, which are recorded as reductions to administrative expense.

               Depreciation and amortization expense rose $123,997 during the current six months (from $4.90 per NEB for the 1997 period to $5.48 per NEB currently). Expressed as a percentage of net book value, the overall depletion and amortization rate rose from 6.2% in 1997 to 7.2% in 1998.

               Interest  expense  decreased   $148,425  in  the   1998  period
     reflecting reductions in outstanding bank debt due to scheduled loan repayments.

     Quarter Ended June 30, 1998 Compared with Quarter Ended June 30, 1997

               For the quarter ended June 30, 1998, the Company earned $20,367, or less than a half cent per share, compared with net income of $856,383, or eighteen cents per share, for the same quarter a year ago. The current quarter s results were adversely affected by the precipitous drop in oil prices during the second quarter of 1998 compared to the second quarter of 1997. Oil prices for the current quarter were $12.32 compared to $18.54 for the same quarter a year ago.
     Liquidity and Capital Resources

         The Company ended its first six months of 1998 with working capital of $18,222,365 compared to working capital of $15,267,815 a year ago. The improvement in working capital is attributable to cash generated from normal operating activities. At June 30, 1998, the Company's total debt was $13,750,000. The Company believes that it has sufficient cash being generated from operating activities plus cash currently in the bank, or additional borrowing capacity, to fund its planned development and exploratory work or to make future property acquisitions.

                            PART II.  OTHER INFORMATION

     ITEM 4.   Submission of Matters to a Vote of Security Holders

               (a)  The Annual  Meeting of Stockholders  was held  on May  20,
                    1998.

               (b)  Not applicable.


               (c)  1. Set forth  below is the tabulation of the votes on each nominee for election of a director:

                                                             WITHHOLD
                       NAME                      FOR         AUTHORITY

                    Ralph E. Graham           4,651,940        4,090
                    Robert B. McDermott       4,651,940        4,090
                    James G. Maynard          4,651,940        4,090

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


                                        MAYNARD OIL COMPANY


                                        By: /s/ Glenn R. Moore
                                             ___________________________
                                                Glenn R. Moore
                                                President


                                        By: /s/ Kenneth W. Hatcher
                                             ___________________________
                                                Kenneth W. Hatcher
                                                Vice President of Finance

     Dated: August 7, 1998