Form 10-Q
period 1998-09-30
MAYNARD OIL CO
filed 1998-11-13
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ending September 30, 1998 Commission File #0-5704



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

                                 Yes   X    No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1998.


                  4,886,168 shares of common stock, par value $0.10



                        MAYNARD OIL COMPANY AND SUBSIDIARIES

              Index to Consolidated Financial Statements and Schedules


                                                                 Page

     Part I.   Financial Information

          Consolidated Balance Sheets
               September 30, 1998 and December 31, 1997

          Consolidated Statements of Operations
               Nine Months and Three Months ended
               September 30, 1998 and 1997

          Consolidated Statements of Shareholders' Equity
               Nine Months ended September 30, 1998

          Consolidated Statements of Cash Flows
               Nine Months ended September 30, 1998 and 1997

          Notes to Consolidated Financial Statements

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K

     Signatures

                        MAYNARD OIL COMPANY AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                                 September 30    December 31,
                                                     1998            1997
                                                 (Unaudited)      (Audited)
     ASSETS
     Current assets:
        Cash and cash equivalents               $ 23,849,003    $ 24,584,288
        Accounts receivable, trade                 3,121,210       3,267,255
        Other current assets                         611,986         546,238
            Total current assets                  27,582,199      28,397,781

     Property and equipment, at cost:
        Oil and gas properties, successful
          efforts method                         105,197,747     104,031,352
        Other property and equipment                 547,789         548,668
                                                 105,745,536     104,580,020
        Less accumulated depreciation and
         amortization                            (59,878,121)    (54,692,225)
             Net property and equipment           45,867,415      49,887,795

                                                $ 73,449,614    $ 78,285,576
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Current installments of long-term debt  $  5,000,000    $  5,000,000
        Accounts payable                           2,533,216       4,271,662
        Accrued expenses                           1,785,742       1,402,021
        Income taxes payable                          40,799         220,798
            Total current liabilities              9,359,757      10,894,481

     Deferred income taxes                         2,832,000       2,632,000
     Long-term debt                                7,500,000      11,250,000

     Shareholders' equity:
        Preferred stock of $.50 par value.
          Authorized 1,000,000 shares; none
           issued                                        --              --
        Common stock of $.10 par value.
          Authorized 20,000,000 shares;
          4,886,772 and 4,889,450 shares
           issued and outstanding                    488,677         488,945
        Additional paid-in capital                18,831,138      18,831,138
        Retained earnings                         34,438,042      34,189,012
            Total shareholders' equity            53,757,857      53,509,095

     Commitments                                $ 73,449,614    $ 78,285,576

     See accompanying Notes to Consolidated Financial Statements.

                               MAYNARD OIL COMPANY AND SUBSIDIARIES


                                                     Consolidated Statements of Operations
                                                            Nine Months ended                     Three Months ended
                                                              September 30,                          September 30,

                                                          1998             1997                1998             1997
         Revenues:
            Oil and gas sales                         $12,694,374      $19,971,221         $ 3,871,029      $ 5,994,485
            Interest and other                          1,038,331          892,693             361,019          305,769
            Gain (loss) on disposition
              of assets                                     6,390          204,524              (3,405)         147,232
                                                       13,739,095       21,068,438           4,228,643        6,447,486
         Costs and expenses:
            Operating expenses                          6,462,956        7,530,286           2,031,659        2,578,098
            Exploration, dry holes and
               abandonments  56,554                       447,821           11,244              57,061
            General and administrative                    700,135          824,936             161,452          163,530
            Depreciation and amortization               5,391,277        5,268,165           1,775,015        1,775,900
            Interest and other                            766,498        1,008,656             230,800          324,533
                                                       13,377,420       15,079,864            4,210,170       4,899,122

              Income before income taxes                  361,675        5,988,574              18,473        1,548,364

         Income tax expense (benefit)                      85,000        1,587,500             (30,000)         117,500

              Net income                              $   276,675      $ 4,401,074         $    48,473       $1,430,864

         Weighted average number of common
            shares outstanding                          4,888,652        4,889,450           4,887,274        4,889,450

         Net income per common share                        $ .06            $ .90               $ .01            $ .29


         See accompanying Notes to Consolidated Financial Statements.


                                                     MAYNARD OIL COMPANY AND SUBSIDIARIES
                                                Consolidated Statements of Shareholders' Equity
                                                     Nine Months Ended September 30, 1998
                                                                  (Unaudited)
                                                                         Additional
                                                   Common Stock           Paid-in
                                                                          Capital        Retained
                                                Shares      Amount         Amount        Earnings         Total
         Balance at December 31, 1997       4,889,450      $488,945     $18,831,138      $34,189,012      $53,509,095

            Net income                             --            --              --          276,675          276,675
            Purchase and retirement
              of common stock                  (2,678)         (268)             --          (27,645)         (27,913)

         Balance at September 30, 1998      4,886,772      $488,677     $18,831,138      $34,438,042      $53,757,857


          See accompanying Notes to Consolidated Financial Statements.



                           MAYNARD OIL COMPANY AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows

                                                Nine Months Ended September 30,
                                                         1998          1997
     Cash flows from operating activities:
        Net income                                     $ 276,675    $4,401,074
        Adjustments to reconcile net income to net
           cash provided by operating activities:

           Depreciation and amortization               5,391,277     5,268,165
           Deferred income taxes                         200,000       305,000
           Dry holes and abandonments                     13,305       447,821
           Current year costs of dry holes
             and abandonments                            (13,305)     (447,821)
           (Gain) on disposition of assets                (6,390)     (204,524)
           (Increase) decrease in current assets:
             Accounts receivable                         146,015       943,772
             Other current assets                        (65,748)     (389,390)
           Increase (decrease) in current liabilities:
             Accounts payable                         (1,738,446)     (615,245)
             Accrued expenses                            383,721       795,100
             Income taxes payable                       (179,999)   (2,891,242)

             Net cash provided by operating
               activities                              4,407,105     7,612,710

     Cash flows from investing activities:
        Proceeds from disposition of assets               28,337       276,089
        Additions to property and equipment           (1,392,814)   (2,562,775)

             Net cash provided (used) by
               investing activities                   (1,364,477)   (2,286,686)

     Cash flows from financing activities:
        Principal payments on long-term debt          (3,750,000)   (3,750,000)
        Purchase of common stock                         (27,913)       --

             Net cash provided (used) by
               financing activities                   (3,777,913)   (3,750,000)

     Net increase (decrease) in cash and
        cash equivalents                                (735,285)    1,576,024

     Cash and cash equivalents at beginning
        of year                                       24,584,288    21,817,447

     Cash and cash equivalents at end of period      $23,849,003   $23,393,471


     See Accompanying Notes to Consolidated Financial Statements.



                          MAYNARD OIL COMPANY AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                                   September 30, 1998

     1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997, the results of operations for the nine months ended September 30, 1998 and 1997 and changes in cash and cash equivalents for the nine months ended September 30, 1998 and 1997.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 Annual Report to Shareholders.

     2. Net income for the nine months ended September 30, 1998 is not necessarily indicative of the results of the operations of Maynard Oil Company and Subsidiaries for the year ending December 31, 1998, and is subject to audit adjustments at year-end.

     3. Net income per common share is based on the weighted average number of shares outstanding in each period, which was 4,888,652 and 4,889,450 shares at September 30, 1998 and 1997, respectively.

     4. The provision for income taxes consists of the following (thousands of dollars):

                         Nine Months Ended     Three Months Ended
                           September 30,          September 30,
                         1998        1997        1998       1997

          Current      $ (115)      $1,283      $(180)     $  68
          Deferred        200          305        150         50
                       $   85       $1,588      $ (30)     $ 118



     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          At December 31,1997, the weighted average product prices of $15.72 per barrel for crude oil and $2.05 per thousand cubic feet (mcf) for natural gas were applied to the estimates of recoverable hydrocarbon reserves to arrive at future net revenues that the Company might ultimately receive. At that time, the Company recognized an impairment loss on certain properties whose investment would not be recoverable under the above pricing scenarios in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of. During the first nine months of 1998, the Company's hydrocarbon sales averaged $12.93 per barrel for crude oil and $2.17 per mcf for natural gas. NYMEX crude oil pricing estimates for December, 1998 contracts vary between $13.84 and $14.20 per barrel, and Henry Hub estimates for December, 1998
     natural gas contracts vary between  $2.44 and $2.57 per mcf.   The Company
     believes it has made adequate provision for depreciation and amortization expense in its September 30, 1998 financial statements, but should crude oil prices remain at current levels, an additional impairment loss could be recognized in the fourth quarter.

     Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

          The Company reported net income of $246,675, or six cents per share, on revenues of $13,739,095 for the nine months ended September 30, 1998 compared with net income of $4,401,074, or ninety cents per share, on
     revenues of $21,068,438 for the same period a year ago.   Earnings for the
     1998 period were adversely affected by the sharp reduction in oil prices, and to a lesser extent, by production declines in the volumes of oil and
     gas  sold.   Gas volumes  dropped almost 16%  from a  year ago,  while oil volumes declined almost 7% over the same period. Crude oil prices plunged $6.71 per barrel between the two nine month periods, and gas prices
     declined  thirty-three cents  per mcf.   Thus,  oil and gas  revenues were
     $7,276,847 less than nine months a year ago, a 36% reduction.

          Operating expenses reflected a decrease of $1,067,330, primarily attributable to lower severance taxes.

          Exploration costs, which include dry holes and abandonments, dropped $391,267 between the two nine month periods. During the 1997 nine months, the Company participated in two seismic shoots and drilled an exploratory dry hole, but during the current period the exploratory costs incurred were to complete earlier projects.

          General and administrative expense declined $124,801, almost 15%, due to increased overhead billings on Company operated properties, which are recorded as reductions to general and administrative expense.

          Interest expense decreased over 24% between the prior period and the current nine months due to scheduled debt payments.
     Quarter Ended September 30, 1998 Compared with Quarter Ended September 30, 1997

          For the quarter ended September 30, 1998, the Company earned $48,473, or one cent per share, compared with net income of $1,430,864, or twenty-nine cents per share, for the same quarter a year ago. Results for the current quarter were, once again, driven by lower oil and gas prices. Revenues from sales were $2,123,456 below the same quarter a year ago. Liquidity and Capital Resources

          At September 30, 1998, the Company s  primary source of liquidity  was
     $23,849,003  in cash and marketable  securities.  Historically,   the cash
     generated by operating activities and  proceeds from bank borrowings  have
     been  utilized  to  finance  the  growth  of  the  Company.   The  Company
     anticipates utilizing the same strategy to finance future property acquisitions and planned development and exploratory work.
     Year 2000 Issues

          The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. Any systems developed with this methodology could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000.

          In response to the potential impact of the Year 2000 issue on the Company's business and operations, certain Company executives have been appointed to serve on its Year 2000 Readiness Team. This group will inventory and assess the readiness for Year 2000 compliance by the Company and its vendors, suppliers, customers and other significant business relationships.

          In 1990, as part of a business modernization program intended to reduce cycle time and improve profitability, the Company purchased a new accounting package which runs on PC and LAN platforms. The software vendor has provided written assurance that dating changes have been throughly tested and were found to be functioning correctly. The Company will conduct further testing of this system, along with other ancillary financial systems, during the second quarter of 1999 and anticipates completion by September 30, 1999. The costs of these efforts have been funded by cash flow from operations.

          The Company is in the data gathering phase with regard to non-financial software and embedded chip technology. Further activity in this area involves implementing software upgrades to selected equipment and verifying Year 2000 compliance. The Company anticipates completion of these activities by the end of the third quarter of 1999.

          Additionally, the Company is in the process of identifying and contacting critical suppliers, vendors, and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by June 30, 1999. To the extent that responses regarding Year 2000 readiness are unsatisfactory, the Company intends to change external business relationships to those who have demonstrated Year 2000 readiness.

          Given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address these problems without costs and uncertainties that might affect future financial results or cause reported financial information not to necessarily be indicative of future operating results or future financial condition.


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


                                        MAYNARD OIL COMPANY


                                        By: /s/ Glenn R. Moore
                                                Glenn R. Moore
                                                President


                                        By: /s/ Kenneth W. Hatcher
                                                Kenneth W. Hatcher
                                                Vice President of Finance


     Dated:  November 13, 1998