Form 10-K405
period 1998-12-31
MAYNARD OIL CO
filed 1999-03-30
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998 or
                                                        -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to__________________

Commission file number 0-5704
                       ------

                               MAYNARD OIL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                         75-1362284
---------------------------------                   -------------------
(State of other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)


8080 N. Central Expressway, Suite 660, Dallas, TX                    75206
-------------------------------------------------              ---------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:             (214)891-8880
                                                               ---------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock - $.10 Par Value
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes  x    No
                                                        ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of its Common Stock held by non-affiliates on March 17, 1999 was $16,979,000 (based upon an estimate that 43.4% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock as reported by NASDAQ (NMS)).

The number of shares outstanding of the Registrant's $.10 par value common stock as of March 17, 1999 was 4,886,118 shares.

The      following  documents are incorporated into this Form 10-K by reference:
         Proxy Statement for Annual Meeting of Stockholders to be held on May 20, 1999 Part III of Form 10K.

                                     PART I.

ITEM 1.  BUSINESS

THE COMPANY

         Maynard Oil Company is a Delaware corporation which was organized in 1971 to continue the oil and gas operations conducted on an individual basis by its founders, including Mr. James G. Maynard, its Chairman of the Board and Chief Executive Officer. The Company's principal executive office is located at 8080 N. Central Expressway, Suite 660, Dallas, Texas 75206, and its telephone number is (214) 891- 8880. Unless the context requires otherwise, as used herein, the term "Company" refers to Maynard Oil Company and its subsidiary.

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

         The  Company  seeks  to  accomplish  its  overall  goal  of  increasing hydrocarbon reserves and cash flow by selectively acquiring and exploiting producing oil and gas properties. When possible, the Company acquires producing properties on which it can act as operator, and thus, supervise production and development activities. Acquisition efforts for 1998 have resulted in the purchase of interests in three fields in West Texas for cash consideration of $2,684,000. Each of these purchases was secured for additional reserve development with the Company taking over operations.

         Prices realized from the sale of oil and gas from the Company's wells depends on numerous factors beyond the control of the Company, including the amount of domestic production, the importation of oil, the proximity of the Company's property to natural gas pipelines and the capacity of such pipelines, the market for other competitive fuels, fluctuations in seasonal demand, and governmental regulations relative to hydrocarbon production and pricing. The production of oil and gas is also subject to the laws of supply and demand, and therefore, is subject to purchaser cutbacks and price reductions during periods of oversupply. At December 31, 1998, approximately 70% of the Company's estimated proved reserves and 79% of the 1998 production, were attributable to crude oil and condensate on a net equivalent barrel basis (net equivalent barrel "NEB" uses a conversion ratio of six thousand cubic feet of gas (MCF) to one net equivalent barrel of oil) and consequently, the Company is primarily impacted by oil markets.

         During 1998, the oil industry, including the Company, experienced a significant decline in the average price received from the sale of its crude oil. The weighted average price at December 31, 1997 was $15.72 per barrel of oil sold. During the first quarter of 1998, the Company received an average of $14.39 per barrel, which then dropped to averages of $12.32, $12.07, and $10.66 per barrel for the final three quarters of the year, respectively. Because of such volatility, the Company cannot predict expected oil pricing with any certainty.

         Until the current year, Maynard Oil had not posted an annual loss since 1986, a year when oil and gas prices also suffered significant reductions, falling to $14.64 per barrel and $1.83 per MCF from prior year averages of $26.23 per barrel and $2.60 per MCF.

         During the year ended December 31, 1998, four customers, Total Petroleum, Amoco Production Company, Koch Oil Company and EOTT Energy Operating Limited Partnership, accounted for approximately 14%, 13%, 12%, and 12% respectively, of consolidated revenues. The Company does not believe it would be adversely affected by the loss of any of its oil or gas purchasers.

         The market price for natural gas has also fluctuated significantly from month to month and year to year for the past several years. Like the oil market, the Company cannot predict gas price movements with any certainty.

         Except for curtailed exploration and production activity occasionally experienced in severe weather and normal curtailments of gas sales in summer months, the Company does not consider its business to be seasonal and does not carry significant amounts of inventory.

         As a reflection of weak product prices, only a total of nine wells were drilled during 1998, two exploratory and seven development wells. One of the seven development wells was drilled as a producer on the Company operated Fullerton waterflood field in Andrews County, Texas. The Company retained 50% of the working interest in this well. Five additional development wells were drilled on the Tatums unit in Carter County Oklahoma, a mature secondary recovery project in which the Company owns 5.8% of the working interest. The seventh development well was drilled in Stephens County, Texas as a horizontal producer in which the Company retained 12.5% of the working interest.

         Two Hockley County, Texas exploratory wells were drilled in 1998, both of which were completed as oil producers. However, early water production indicates neither well will have significant hydrocarbon reserves.

GENERAL

         The oil and gas business involves intense competition in all of its phases and, because of its size, the Company is not a significant competitive factor in the industry. In its efforts to acquire property rights, the Company competes with many companies having access to substantially greater financial resources and larger technical staffs.

         The Company's oil and gas exploration efforts often involve exploratory drilling on unproven acreage involving high risks. There is no assurance that any oil or gas production will be obtained, or that such production, if obtained, will be profitable. The cost of drilling, completing and operating wells is often uncertain. Drilling may be curtailed or delayed as a result of many factors, including title problems, weather conditions, delivery delays, and shortages of pipe and equipment.

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

         The oil and gas operations of the Company are subject to local, state and federal environmental regulations. To date, compliance with these regulations by the Company has had no material effect on the Company's capital expenditures. The Company is unable to assess or predict at this time the impact that compliance with such environmental regulations may have on its future capital expenditures, earnings and competitive position. The Company presently estimates that it will not make any material capital expenditures for environmental control facilities for its fiscal year ending December 31, 1999.

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

         At March 17, 1999 the Company employed 35 persons, including one geologist and five petroleum engineers.

ITEM 2.  PROPERTIES

         The Company's executive offices are presently located at 8080 N. Central Expressway, Suite 660, Dallas, Texas occupying approximately 11,300 square feet of space under a lease agreement which expires in April, 2000.

         The Company's principal property holdings consist of leasehold interests in oil and gas properties located in the United States, primarily in Oklahoma and Texas. The leaseholds are continued in force so long as production from lands under lease is maintained. The Company believes that it has satisfactory title to its oil and gas properties. Such properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes, and other burdens and minor encumbrances, easements, and restrictions. The Company believes such burdens do not materially detract from the value of the properties or materially interfere with their use in the operation of the Company's business. The Company has pledged certain of its oil and gas properties to secure its term loan.

ESTIMATED PROVED RESERVES,
FUTURE NET REVENUES AND PRESENT VALUE

         Reflected below are the estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas owned by the Company as of December 31, 1998, 1997, and 1996. Such reserve information has been prepared by the Company's staff of petroleum engineers and audited by the independent petroleum consulting firm of Netherland, Sewell, and Associates, Inc. No reserve reports with respect to the Company's proved net oil or gas reserves were filed with any federal authority or agency during the fiscal year ended December 31, 1998.


                                                                 December 31
                           ---------------------------------------------------------------------------------------
                                        1998                            1997                       1996
                           --------------------------          ------------------------      ---------------------

                              Oil(MB)       Gas(MMCF)           Oil(MB)       Gas(MMCF)      Oil(MB)      Gas(MMCF)

Proved Developed              4,947.1       12,262.1            6,761.9       12,001.6       8,650.0      13,442.2
Proved Undeveloped               72.4          642.0              386.5          733.3         324.4       1,143.0
                              -------       --------            -------       --------        ------      --------

Total Proved Reserves         5,019.5       12,904.1            7,148.4       12,734.9       8,974.4      14,585.2
                              =======       ========            =======       ========       =======      ========


       The following table summarizes the future net revenues, using current prices and costs as of the dates indicated, as well as the present value, discounted at 10%, of such future net revenues from estimated production of proved reserves of crude oil and natural gas as of December 31, 1998, 1997, and 1996. Oil and gas prices used in the tabulation of the amounts below are based on the price received for each lease at December 31, of the appropriate year. The weighted average prices at December 31, 1998, 1997, and 1996 respectively, used in the estimates were $10.02, $15.72, and $24.66 per barrel of oil and $1.86, $2.05, and $3.59 per mcf of natural gas. Lease and well operating costs are based upon actual operating expense records.


                                                            December 31
                          ---------------------------------------------------------------------------------
                                    1998                          1997                     1996
                          ------------------------       -----------------------    -----------------------
                            Future         Present        Future         Present     Future         Present
                              Net           Value           Net           Value        Net           Value
Expressed in 000's          Revenue         @ 10%         Revenue         @ 10%      Revenue         @ 10%
                            -------        -------        -------        -------     -------        ------

Proved Developed            $34,048         $23,374        $59,789       $41,357      $152,508      $ 98,184
Proved Undeveloped            1,302             783          2,848         1,203         8,101         4,026
                             ------          ------         ------        ------       -------       -------

Total Proved Reserves       $35,350         $24,157        $62,637       $42,560      $160,609      $102,210
                             ======          ======         ======        ======       =======       =======


Amounts presented in the tables above are before the effects of taxes.

PRODUCTION, SALES PRICES AND COSTS

     The following table sets forth the Company's net oil and gas production, average sales prices and production costs for the three years ended December 31, 1998.


                                                                                    December 31
                                                                         -----------------------------------
                                                                           1998           1997          1996
                                                                           ----           ----          ----
Production:
  Oil (MB)                                                               1,025.5        1,106.0       1,212.4
  Gas (MMCF)                                                             1,637.3        1,957.1       2,890.1

Average Sales Prices:
  Oil (per BBL)                                                           $12.38         $19.38        $20.39
  Gas (per MCF)                                                           $ 2.12         $ 2.58        $ 2.03

Average Production Costs:
  Per net equivalent barrel of oil (1)(2)                                 $ 6.72        $ 7.07         $ 5.95

(1)      Six MCF of gas equals one net equivalent barrel ("NEB").
(2) Production costs are comprised of severance and advalorem taxes, if applicable, and lease operating expenses, which include workover costs.


PRODUCTIVE WELLS AND ACREAGE

         As of December 31, 1998, the Company owned an interest in approximately 1,095 gross (295.6 net) wells, of which 1,061 gross (284.7 net) are oil wells and 34 gross (10.9 net) are gas wells, located on approximately 48,153 gross (20,257 net) producing acres.

UNDEVELOPED ACREAGE

         The following table sets forth the Company's gross and net undeveloped acreage as of December 31, 1998.
                                                             Undeveloped Acreage
                                                             -------------------
                                                             Gross         Net
                                                             -----         ---

Colorado.....................................................  80             10
Louisiana....................................................  80             40
North Dakota.................................................  62              4
Oklahoma..................................................... 135             70
Texas....................................................  10,284          3,083
Wyoming..................................................   2,376            809
                                                           ------         ------

Total                                                      13,017          4,016
                                                           ======         ======

DRILLING ACTIVITY

     The following table sets forth the results of the Company's drilling activity during the three years ended December 31, 1998.


                                         Exploratory                   Development                     Total
                                         -----------                   -----------                     -----
                                  Gross            Net          Gross           Net          Gross           Net
                                  -----            ---          -----           ---          -----           ---
December 31, 1998
     Productive                       2           .438              7          .916              9         1.354
     Dry                              0           .000              0          .000              0          .000
                                    ---          -----            ---        ------            ---         -----

  Total                               2           .438              7          .916              9         1.354
                                    ===          =====            ===        ======            ===        ======

December 31, 1997
     Productive                       0           .000              8         3.469              8         3.469
     Dry                              4           .663              1         1.000              5         1.663
                                    ---          -----            ---        ------            ---        ------

  Total                               4           .663              9         4.469             13         5.132
                                    ===          =====            ===        ======            ===        ======

December 31, 1996
     Productive                       1           .063              9         3.856             10         3.919
     Dry                              1           .333              0          .000              1          .333
                                    ---          -----            ---        ------            ---        ------

  Total                               2           .396              9         3.856             11         4.252
                                    ===          =====            ===        ======            ===        ======


     At March 17, 1999, and December 31, 1998, the Company had no wells in the process of being drilled.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in minor lawsuits that have arisen in the ordinary course of business. The Company does not expect any of these lawsuits or other items to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the Company's executive officers as of March 17, 1999, is set forth in the table below.

     Name                        Position                       Age        Since
     ----                        --------                       ---        -----

James G. Maynard           Chairman of the Board,                72         1971
                              Chief Executive Officer
                              and Treasurer

Glenn R. Moore             President and Chief                   61         1982
                              Operating Officer

L. Brent Carruth           Vice President of                     65         1984
                              Operations

Kenneth W. Hatcher         Vice President of                     55         1983
                              Finance

Linda K. Burgess           Corporate Secretary                   50         1984
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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The Company's Common Stock is traded in the over-the-counter market, NASDAQ trading symbol "MOIL". The high and low sales prices for each quarterly period during the two years ended December 31, 1998, were as follows:

         1998      High        Low          1997            High          Low
         ----      ----        ---          ----            ----          ---

First Quarter     $11        $ 9 3/4    First Quarter      $21 1/2       $12 1/2
Second Quarter     11          9 3/4    Second Quarter      16 1/2        10
Third Quarter      10 5/8      7        Third Quarter       16            10
Fourth Quarter     10 1/2      7        Fourth Quarter      14 1/2        10 1/4

         As of March 17, 1999, the Company had approximately 874 shareholders of record.

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

                                            December 31
                             -------------------------------------------------
                             1998        1997       1996      1995        1994
                             ----        ----       ----      ----        ----
Total revenue from
  oil and gas             $ 16,166    $ 26,477   $ 30,583   $ 20,540    $ 13,265
Income (loss) before
  income taxes             (11,897)      6,613     15,758      4,354       1,196
Net income (loss)           (7,816)      4,455      9,954      3,023         943
Per share income
 (loss) (1)                  (1.60)        .91       2.04        .62         .19
Total assets                60,363      78,286     81,257     72,838      48,071
Long-term debt               6,250      11,250     16,250     21,250       5,250
Shareholders' equity        45,647      53,509     49,054     39,104      36,137
Net working capital         16,448      17,503     12,942       (370)      4,079
Net cash provided by
  operating activities       5,025      11,250     13,921     11,558       5,696

(1) Basic and diluted earnings (loss) per share were the same for the years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997
OVERVIEW

              1998 was a challenging year for Maynard Oil Company, as well as all others involved in the energy sector, attempting to deal with a virtual price collapse for its hydrocarbon products. For 1998, the Company recorded a net loss of $7,815,509, primarily related to oil and gas price reductions, which resulted in lower oil and gas revenues, as well as a non cash impairment charge of $8,754,846. Without this non cash write off, the Company would have reported a loss of approximately $2,075,000 (net of tax).

LIQUIDITY AND CAPITAL RESOURCES

              During 1998, the Company purchased three fields in West Texas for cash consideration of approximately $2,684,000. The Company also made its scheduled bank loan payments and continued maintenance activities on existing properties, all of which reduced the cash balance by approximately $3,700,000 in 1998. However, almost 35% of the Company's total assets, as reflected on its 1998 balance sheet, is represented by cash, which would be utilized along with additional bank debt to finance future property acquisitions.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

              The net loss for 1998 was $7,815,509 compared to net income of $4,455,355 for 1997 an adverse change in financial results over the two year period of $12,270,864.

              Oil and gas revenues declined $10,311,196, or almost 39% between the two years, primarily due to product price reductions. Oil prices plummeted seven dollars per barrel during the period and gas prices fell forty-six cents per MCF, accounting for approximately $8,600,000 of the revenue reduction. Oil and gas revenues were also negatively impacted by oil and gas volume reductions of 7% and 16%, respectively.

              Lease operating expenses decreased 14%, from $10,124,212 in 1997 to $8,722,565 in 1998, primarily due to lower production taxes resulting from the significant decline in oil and gas prices. On a net equivalent barrel basis, this decrease was thirty-five cents per NEB, from $7.07 per NEB in 1997 to $6.72 per NEB during the current year.

              Exploration costs decreased from $838,580 in 1997 to $391,718 currently, a 53% decline, essentially due to a reduction in seismic costs which were partially offset by higher impairments of undeveloped acreage. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

              General and administrative expenses increased approximately 20% in 1998, due primarily to decreased amounts accrued under an employee benefit plan, which is based upon stock price (see Note 6 to the Company's Consolidated Financial Statements). Last year, general and administrative expense was credited $518,563 as the Company's stock price fell from $18.75 per share at the end of 1996 to $10.25 per share at the end of 1997. During the current calendar year, the Company's general and administrative expense was credited $262,625 to reflect a further stock price reduction from $10.25 per share to $7.50 per share at the end of 1998. Thus, the Company ended 1998 with a liability of $234,750 representing future cash payments to which various employees covered by this plan are entitled whenever their employment by the Company is ended.

              Depreciation and amortization expense increased 22% due to an increase in the Company's average depletion rate. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The increase in the Company's average depletion rate was attributable to the effects of lower oil and gas prices on estimated quantities of proved reserves. These estimates relate to end-of-year product prices, which were $15.72 per barrel of oil and $2.05 per MCF of natural gas at the end of 1997 compared to $10.02 per barrel of oil and $1.86 per MCF of natural gas at the end of 1998. On a net equivalent barrel basis, the current depreciation and amortization expense rate was

$7.58 per NEB compared with $5.63 per NEB for the prior twelve months, a 35% increase.

              During 1998, the Company also recognized a non-cash impairment charge to oil and gas properties in the amount of $8,754,846 compared to $227,879 in the prior year. Under generally accepted accounting principles, the Company must compare the carrying value of its oil and gas properties with the undiscounted value of its future net revenues from the properties. Should this comparison indicate non-recoverability of the carrying costs, an impairment is recognized based upon estimates of discounted value. The significant reduction in product pricing impacted this comparison and caused the current year writedown.

              Interest expense decreased approximately $438,000, or 30% due to scheduled bank note payments for 1998 and the resulting lower principal amounts outstanding.

              The Company recognized a tax benefit of $4,081,856 during 1998 compared with tax expense of $2,157,500 during the prior year. This current year tax benefit relates to the tax effects of the revenue reductions, expenses and impairments discussed above.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996
LIQUIDITY AND CAPITAL RESOURCES

              The Company acquired one minor group of oil properties during 1997 for approximately $700,000. The Company made its scheduled debt payments, continued its exploitation work and maintenance activities on existing properties and ended the year with an additional $2.7 million in cash. Thus, 31.4% of the Company's total assets as reflected on its current balance sheet was represented by cash, and net working capital at year end 1997 was $17,503,000.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

              Net income for 1997 was $4,455,355 compared to $9,953,783 for 1996. The current year included a gain from the sale of oil and gas properties amounting to $191,873 compared to a gain of $6,202,473 in 1996. Oil and gas revenues declined 13% between the two years due primarily to the loss of volumes resulting from property dispositions in 1996. Oil volumes decreased approximately 9% and gas volumes almost 32%. Oil and gas revenues were also negatively affected by a $1.01 per barrel reduction in oil prices, which was partially offset by a fifty-five cent per mcf increase in gas prices.

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

              Exploration costs totaled $838,580 in 1997 versus $201,509 in 1996. Seismic work in 1997 totaled $315,000 compared to only $11,000 in 1996 as the Company initiated two new seismic projects. Dry hole and abandonment costs were approximately $512,000 for four wells in 1997 compared with $180,000 in 1996 relating to one well and the cancellation of leaseholds acquired in prior years.

              General and administrative expenses were $1,337,484 less in 1997 as compared to 1996, and the reduction represents the effect of an employee benefit plan whose impact on earnings is directly related to the Company's common stock price. In 1996, earnings were charged in excess of $888,000 to reflect a closing stock price of $18.75 per share. However, by the end of 1997, Maynard's stock price had retreated to $10.25 per share. Generally accepted accounting principles dictate the treatment of this item of administrative expense and require current year credits to the account. Thus, the Company ended 1997 with a liability of $497,375 which represents cash payments to which various employees covered by this plan are entitled whenever their employment by the Company is ended.

              Depreciation and amortization expense increased on a dollar basis from $7,837,332 in 1996 to $8,063,249 in 1997. This increase resulted from oil and gas reserve revisions attributable to current pricing trends.

              Interest expense decreased $227,880 due to the scheduled note payments for 1997 and the resulting lower principal balance outstanding.

              Income tax expense was $3,646,870 less than in 1996 due to the non-recurring nature of property sales and the decreased effective tax rate in 1997 compared to 1996.

YEAR 2000 ISSUES

              The "Year 2000 Issue" is the result of computer programs written using two digits rather than four to define the applicable year. Any systems developed with this methodology could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000.

              In response to the potential impact of the Year 2000 issue on the Company's business and operations, certain Company executives have been appointed to serve on its Year 2000 Readiness Team. This group is in the process of inventorying and assessing the readiness for Year 2000 by the Company and its vendors, suppliers, customers and other significant business relationships.

              In 1990, as part of a business modernization program intended to reduce cycle time and improve profitability, the Company purchased a new accounting package which runs on PC and LAN platforms, which the Company has upgraded in all years since acquisition. The software vendor has provided written assurance that dating changes have been throughly tested and were found to be functioning correctly. The Company will conduct further testing of this system, along with other ancillary financial systems, during the second quarter of 1999 and anticipates completion by September 30, 1999. The costs of these efforts, which have been funded by cash flow from operations, were not material.

              The Company is in the data gathering phase with regard to non-financial software and embedded chip technology. Further activity in this area involves implementing software upgrades to selected equipment and verifying Year 2000 compliance. The Company anticipates completion of these activities by the end of the third quarter of 1999.

              Additionally, the Company is in the process of surveying critical suppliers, vendors, and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that the survey process will be completed by June 30, 1999. To the extent that responses regarding Year 2000 readiness are unsatisfactory, the Company intends to change external business relationships to those who have demonstrated Year 2000 readiness.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              The information required by Item 8 is included on pages 18 through 34 of this Report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE.

              None
                                    PART III

              The information required by Part III (Items 10 through 13) is set forth in the Company's Proxy Statement for the annual meeting of stockholders to be held on May 20, 1999, and is incorporated herein by reference. Information with respect to the Company's executive officers as of March 17, 1999, is set forth commencing on pages 8 and 9 hereof under the caption "Executive Officers of the Registrant".

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

FINANCIAL STATEMENTS AND SCHEDULES

              See Index to Consolidated Financial Statements and Schedule on page 18 of this Report.

REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the Company during the last quarter of 1998.

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

          4.1 Restated Loan Agreement, dated December 20, 1995 between Maynard Oil Company and Bank One, Texas, N.A., filed as
                  Exhibit 4.6 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995, and incorporated herein by reference.

         10.1 1989 Stock Participation Plan, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995 and incorporated herein by reference.

         21.1 List of subsidiaries of the Company as of December 31, 1998, filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MAYNARD OIL COMPANY


                                                       By \s\   James G. Maynard
                                                          ----------------------
                                                          James G. Maynard
                                                          Chairman of the Board


Date:  March 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated in multiple counterparts with the same force and effect as if each person executing a separate counterpart has joined in execution of the same counterpart.




/s/  James G. Maynard              Chairman of the Board,         March 31, 1999
------------------------
         James G. Maynard          Chief Executive Officer
                                     & Treasurer

/s/  Glenn R. Moore                President and Chief            March 31, 1999
------------------------
         Glenn R. Moore              Operating Officer

/s/  Kenneth W. Hatcher            Vice President of Finance      March 31, 1999
------------------------
         Kenneth W. Hatcher          (Principal Financial
                                     and Accounting Officer)

/s/  Robert B. McDermott           Director                       March 31, 1999
------------------------
         Robert B. McDermott


/s/  Ralph E. Graham               Director                       March 31, 1999
------------------------
         Ralph E. Graham

                       MAYNARD OIL COMPANY AND SUBSIDIARY

             Index to Consolidated Financial Statements and Schedule


                                                                           Page


Financial Statements:

         Report of Independent Accountants                                  19

         Consolidated Balance Sheets - December 31, 1998 and 1997           20

         Consolidated Statements of Operations - Three years ended
            December 31, 1998                                               21

         Consolidated Statements of Shareholders' Equity - Three
            years ended December 31, 1998                                   22

         Consolidated Statements of Cash Flows - Three years
            ended December 31, 1998                                         23

         Notes to Consolidated Financial Statements                         24

         Financial Statement Schedule for the Three years ended December 31, 1998

                    II - Valuation and Qualifying Accounts                  34

         All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Maynard Oil Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Maynard Oil Company and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
Dallas, Texas
March 23, 1999


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                                        December 31,
                                                                   -----------------
                                                          1998                       1997
                                                          ----                       ----
ASSETS
Current assets:
   Cash and cash equivalents                          $ 20,889,742              $ 24,584,288
   Accounts receivable, trade                            2,568,807                 3,174,635
     Income taxes receivable                               977,587                    92,620
     Other current assets                                  478,680                   546,238
                                                       -----------               -----------
         Total current assets                           24,914,816                28,397,781
                                                       -----------               -----------

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                                    107,292,314               104,031,352
   Other property and equipment                            460,475                   548,668
                                                       -----------               -----------
                                                       107,752,789               104,580,020
   Less accumulated depreciation and
    amortization                                       (72,985,138)              (54,692,225)
                                                        -----------               -----------
      Net property and equipment                        34,767,651                49,887,795
                                                       -----------               -----------

Deferred income taxes                                      681,000                     --
                                                       -----------               --------

                                                      $ 60,363,467              $ 78,285,576
                                                       ===========               ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt             $  5,000,000              $  5,000,000
   Accounts payable                                      2,583,357                 4,271,662
   Accrued expenses                                        842,368                 1,402,021
   Income taxes payable                                     40,799                   220,798
                                                       -----------               -----------
              Total current liabilities                  8,466,524                10,894,481
                                                       -----------               -----------

Deferred income taxes                                        --                    2,632,000

Long-term debt                                           6,250,000                11,250,000

Shareholders' equity:
   Preferred stock of $.50 par value.
     Authorized 1,000,000 shares; none
        issued                                                 --                        --
   Common stock of $.10 par value.
     Authorized 20,000,000 shares;
     4,884,597 and 4,889,450 shares
     issued and outstanding                                488,460                   488,945
   Additional paid-in capital                           18,831,138                18,831,138
   Retained earnings                                    26,327,345                34,189,012
                                                       -----------               -----------
              Total shareholders' equity                45,646,943                53,509,095
                                                       -----------               -----------

Contingencies and commitments (note 10)
                                                      $ 60,363,467              $ 78,285,576
                                                       ===========               ===========


See accompanying Notes to Consolidated Financial Statements.






                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Operations

                                                                      Years ended December 31,
                                                             ---------------------------------------------
                                                             1998                1997                 1996
                                                             ----                ----                 ----
Revenues:
   Oil and gas sales and royalties                      $16,166,042         $26,477,238          $30,583,133
   Interest and other                                     1,329,606           1,229,556              732,660
   Gain on disposition of assets                              6,275             191,873            6,202,473
                                                         ----------          ----------           ----------
                                                         17,501,923          27,898,667           37,518,266
                                                         ----------          ----------           ----------

Costs and expenses:
   Operating expenses                                     8,722,565          10,124,212           10,079,948
   Exploration, dry holes and
         abandonments                                       391,718             838,580              201,509
   General and administrative                               673,935             562,924            1,900,408
   Depreciation and amortization                          9,845,105           8,063,249            7,837,332
   Impairment of oil and gas properties                   8,754,846             227,879               57,056
   Interest and other                                     1,011,119           1,468,968            1,683,860
                                                         ----------          ----------           ----------
                                                         29,399,288          21,285,812           21,760,113
                                                         ----------          ----------           ----------

   Income (loss) before income taxes                     (11,897,365)         6,612,855           15,758,153

Income tax expense (benefit)                              (4,081,856)         2,157,500            5,804,370
                                                          ----------         ----------           ----------

     Net income (loss)                                   $(7,815,509)       $ 4,455,355          $ 9,953,783
                                                          ==========         ==========           ==========

Weighted average number of common
   shares outstanding                                     4,887,882           4,889,450            4,889,690
                                                         ==========          ==========           ==========

Net income (loss) per common share
   (basic and diluted)                                      $(1.60)             $ .91               $2.04
                                                              ====               ====                ====

See accompanying Notes to Consolidated Financial Statements.





                       MAYNARD OIL COMPANY AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity



                                                    Common Stock            Additional
                                                    ------------             Paid-in              Retained
                                            Shares          Amount           Capital              Earnings            Total
                                            ------          ------           -------              --------            -----

Balance at December 31, 1995             4,889,970        $488,997         $18,831,138         $19,784,073        $39,104,208
     Net income                                --              --                 --             9,953,783          9,953,783
     Purchase and retirement
       of common stock                        (520)            (52)              --                 (4,199)            (4,251)
                                          ---------         -------         ----------           ----------         ----------

Balance at December 31, 1996             4,889,450        $488,945         $18,831,138         $29,733,657        $49,053,740
     Net income                                --              --                 --             4,455,355          4,455,355
                                         ---------         -------          ----------          ----------         ----------

Balance at December 31, 1997             4,889,450        $488,945         $18,831,138         $34,189,012        $53,509,095
     Net (loss)                               --              --                 --             (7,815,509)        (7,815,509)
     Purchase and retirement
       of common stock                      (4,853)           (485)              --                (46,158)           (46,643)
                                          ---------         -------         ----------           ----------         ----------

Balance at December 31, 1998             4,884,597        $488,460         $18,831,138         $26,327,345        $45,646,943
                                         =========         =======          ==========          ==========         ==========


See accompanying Notes to Consolidated Financial Statements.




                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows


                                                                              Years ended December 31,
                                                                     ---------------------------------------------
                                                                     1998                 1997                1996
                                                                     ----                 ----                ----
Cash flows from operating activities:
     Net income (loss)                                            $(7,815,509)          $4,455,355         $9,953,783
     Adjustments to reconcile net income (loss)to
       net cash provided by operating activities:

       Depreciation and amortization                                9,845,105            8,063,249          7,837,332
       Impairment of oil and gas properties                         8,754,846              227,879             57,056
       Deferred income tax expense (benefit)                       (3,313,000)             413,000              6,490
       Exploration, dry holes and
         abandonments                                                 345,284              512,317            180,230
       Current year costs of dry holes and
         abandonments                                                (145,868)            (436,058)           (90,521)
       Gain on disposition of assets                                   (6,275)            (191,873)        (6,202,473)
     (Increase) decrease in current assets:
       Accounts receivable                                            605,828            1,099,804           (976,506)
       Income taxes receivable                                       (884,967)             (92,620)              --
       Other current assets                                            67,558               38,783           (119,595)
     Increase (decrease) in current liabilities:
     Accounts payable                                              (1,688,305)             679,258           (533,609)
     Accrued expenses                                                (559,653)            (308,660)           790,028
       Income taxes payable                                          (179,999)          (3,210,678)         3,018,781
                                                                   ----------           ----------         ----------

       Net cash provided by operating
         activities                                                 5,025,045           11,249,756         13,920,996
                                                                   ----------           ----------         ----------

Cash flows from investing activities:
     Proceeds from disposition of assets                               38,880              263,613          8,884,691
     Purchase price adjustment                                          --                   --               874,245
     Additions to property and equipment                           (3,711,828)          (3,746,528)        (3,184,637)
                                                                   ----------           ----------         ----------

       Net cash provided (used) by
         investing activities                                      (3,672,948)          (3,482,915)        6,574,299
                                                                   ----------           ----------       -----------

Cash flows from financing activities:
     Principal payments on long-term debt                          (5,000,000)          (5,000,000)        (4,812,500)
     Purchase of common stock                                         (46,643)              --                 (4,251)
                                                                   ----------           ---------          ----------

       Net cash provided (used) by
         financing activities                                      (5,046,643)          (5,000,000)        (4,816,751)
                                                                   ----------           ----------         ----------

Net increase (decrease) in cash
 and cash equivalents                                              (3,694,546)           2,766,841         15,678,544
Cash and cash equivalents at beginning
  of year                                                          24,584,288           21,817,447          6,138,903
                                                                   ----------           ----------         ----------
Cash and cash equivalents at end of year                          $20,889,742          $24,584,288        $21,817,447
                                                                   ==========           ==========         ==========


See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


(1)       Summary of Significant Accounting Policies
          ------------------------------------------

          Business Activity
          -----------------

          Maynard Oil Company (the Company) is engaged in the acquisition, exploration, development, production and sale of crude oil and natural gas in the Continental United States, primarily in the states of Texas and Oklahoma.

          Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the accounts of Maynard Oil Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

          Property and Equipment
          ----------------------

          The Company follows the "successful efforts" method of accounting for its costs of acquisition, exploration and development of oil and gas properties. Intangible drilling and development costs related to development wells and successful exploratory wells are capitalized, whereas the costs of exploratory wells which do not find proved reserves are expensed. All geological and geophysical costs not reimbursed are expensed as incurred. Costs of acquiring unproved leases are evaluated for impairment until such time as the leases are proved or abandoned. In addition, unamortized costs at a field level are reduced to fair value if the sum of expected undiscounted future cash flows are less than net book value.

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

          Overhead Reimbursement Fees
          ---------------------------

          Overhead charges billed to working interest owners including the Company of $2,018,870, $1,796,113, and $1,870,752, for the three years ended December 31, 1998, respectively, have been classified as a reduction of general and administrative expenses in the accompanying Consolidated Statements of Operations. The Company's working interest portion of the amounts billed are included in operating expenses.

          Deferred Income Taxes
          ---------------------

          The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax and financial reporting bases of the Company's assets and liabilities by applying enacted tax rates. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

          Income per Common Share
          -----------------------

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires disclosure of two earnings per share ("EPS") measures, basic EPS and diluted EPS, on the face of its Consolidated Statements of Operations if the Company has a complex capital structure. Net income per common share is computed using the weighted average number of common shares outstanding during each year. During 1995, all outstanding stock options were exercised, and consequently, basic and diluted earnings per share were the same for 1998, 1997 and 1996.

          Financial Instruments
          ---------------------

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

          The Use of Estimates in Preparing Financial Statements
          ------------------------------------------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of gain and loss contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Since estimates are made based on all information available at the time, it is reasonably possible in the near term a change in an estimate may occur or actual amounts may differ from estimated amounts.

          Reclassifications
          -----------------

          Certain reclassifications of prior period statements have been made to conform with the 1998 presentation.

(2)       Impairment of Long-Lived Assets
          -------------------------------

          Oil and gas prices fell from an average of $15.72 per barrel and $2.05 per mcf at the end of 1997 to averages of $10.02 per barrel and $1.86 per mcf, at the end of 1998. Consequently, the Company performed an impairment evaluation of its oil and gas properties and recognized a non-cash write-down of $8,754,846 in December 1998 to account for those properties whose investment would not be recoverable under the Company's current pricing assumptions, as defined by Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS 121").

          For 1997 and 1996, when oil prices ranged from averages of $15.72 to $24.66 per barrel and gas prices averaged $2.05 to $3.59 per mcf, the Company recognized impairments of oil and gas properties amounting to $227,879 and $57,056, respectively.

(3)       Dispositions (Reserve information is unaudited)
          -----------------------------------------------

          During 1996, the Company sold its interest in approximately 130 producing wells in Texas and Oklahoma for cash totaling $8,865,731. The Company considered these properties to be non strategic assets. Proved reserves sold were estimated to be approximately 269,000 barrels of oil and 4.9 billion cubic feet of gas (BCF).

          The following table presents unaudited pro forma operating results as if the dispositions had occurred on January 1, 1996.

                                                            Year ended
                                                            December 31,
                                                              1996
                                                            ------------
          Amounts in thousands, except per
           share amounts
            Revenues                                        $28,706
            Net income                                        5,234
            Net income per common share                       1.07

(4)       Cash Flow Data
          --------------

          Cash in excess of daily requirements is invested in marketable securities, consisting of repurchase agreements, certificates of deposit, money market funds, and commercial paper, with maturities of three months or less. At December 31, 1998 and 1997, such investments totaled $21,050,000 and $24,700,000, respectively, and are considered to be cash equivalents, which approximate their fair value.

          Supplemental cash flow information for the three years ended December 31, 1998 is summarized as follows:

                                       1998            1997            1996
                                       ----            ----            ----
          Cash paid:
            Interest expense          $982,258      $1,462,269      $1,735,416
                                       =======       =========       =========

            Income taxes              $330,000      $5,047,847      $2,779,099
                                       =======       =========       =========

(5)       Long-term Debt
          --------------

          Long-term debt at December 31, 1998 and 1997 is summarized as follows:



                                                                 1998            1997
                                                                 ----            ----
          Term note due in 20 equal quarterly
            installments of $1,250,000 commencing
            April 1, 1996 plus one payment of
            $1,062,500 made January 1, 1996.
            Interest paid quarterly at varying
            rates.  Secured by certain oil and
            gas properties.                                $11,250,000        $16,250,000
          Less current installments                          5,000,000          5,000,000
                                                            ----------         ----------

            Long-term debt                                 $ 6,250,000        $11,250,000
                                                            ==========         ==========


          The term note permits the Company to choose between three interest rate options and to specify what portion of the loan is covered by a specific interest rate option and the applicable funding period to which the interest rate option is to apply. The interest rate options are as follows:

                  (1)      Bank's prime lending rate
                  (2)      Bank's certificate of deposit rate
                  (3)      London interbank eurodollar rate (Eurodollar)

          At December 31, 1998, interest on the bank term loan was at a rate of approximately 6.64%.

          The credit agreement contains various financial covenants related to working capital, net worth, and cash flow. Additionally, the debt agreement places certain limitations on the incurrence of additional debt and prohibits the payment of dividends.

(6)       Employee Incentive Plans
          ------------------------

          In August 1989, an employee incentive plan was adopted, whereby stock participation units might be granted to officers and key employees. Such stock participation units entitle a participant to a cash payment following termination of employment in an amount equal to the excess, if any, of the fair market value of one share of the Company's common stock over a share price specified on the date of grant, multiplied by the number of vested units. The units vest over a five year period with 25% vesting after two years and the remainder in three equal annual installments. For the year ended December 31, 1989, 73,000 units were awarded to certain employees at a price of $4.50 per share of which 49,500 units remain outstanding at December 31, 1998, all of which are 100% vested. During August 1993, 52,000 additional units were awarded at $5.625 per share of which 46,000 units remain outstanding and are also 100% vested. Earnings are charged and credited over the life of the units for fluctuations in stock prices from $4.50 per share and $5.625 per share. During the current year, operations were credited $136,125 and $126,500 in regard to the stock participation units granted in 1989 and 1993, respectively. These credits reflect the reduction in closing stock prices from $10.25 per share at December 31, 1997 to $7.50 per share at December 31, 1998. During 1997, operations were credited $518,563 for the two sets of awards which followed a 1996 charge to operations in the amount of $888,887.

(7)       Income Taxes
          ------------

          Income tax expense (benefit) consists of the following:

                                             Years ended December 31,
                                      ----------------------------------------
                                      1998              1997              1996
                                      ----              ----              ----
            Federal
              Current             $  (734,967)      $1,212,500       $5,397,880
              Deferred             (3,313,000)         413,000            6,490
            State                     (33,889)         532,000          400,000
                                   ----------        ---------        ---------

                                  $(4,081,856)      $2,157,500       $5,804,370
                                   ==========        =========        =========

          Income tax expense(benefit) for the three years ended December 31, 1998 differs from the amount computed by applying the applicable U.S. corporate income tax rate (34% in 1998 and 1997 and 35% in 1996) to income (loss) before income taxes. The reasons for this difference are as follows:


                                                              Years ended December 31,
                                                    -----------------------------------------
                                                    1998             1997                1996
                                                    ----             ----                ----
          Income tax expense (benefit)
            at U.S. statutory rate              $(4,045,104)     $2,248,371         $5,515,354
          State income taxes (benefit),
            net of Federal income
            tax effects                             (22,366)        351,120            260,000
          Allowable depletion in
            excess of cost depletion                 --            (223,261)          (223,197)
          Items not related to current
            year earnings                            --            (136,000)             --
          All other items                           (14,386)        (82,730)           252,213
                                                  ---------        ---------         ---------

            Income tax expense
                  (benefit)                     $(4,081,856)     $2,157,500         $5,804,370
                                                  =========       =========          =========


          The components of the net deferred tax (asset) and liability were as follows:
                                                           December 31,
                                                     -----------------------
                                                     1998               1997
                                                     ----               ----

          Depreciable assets                      $ (387,000)      $   86,500
          Depletable assets                       (2,094,000)          36,500
          Intangible drilling
            and development costs                  1,860,000        2,678,000
          Employee benefit
            obligations                              (60,000)        (169,000)
                                                   ---------         ---------

          Net deferred tax (asset)
            liability                             $ (681,000)      $2,632,000
                                                   =========        =========

          For 1998, the net deferred tax calculation resulted in the recognition of a deferred tax asset. After review by management, it was determined no valuation allowance was deemed necessary. In addition, the Company has statutory depletion carryovers of approximately $431,000 available for Federal income tax purposes.

(8)       Employee Benefit Plans
          ----------------------

          The Company adopted a noncontributory defined contribution retirement plan for all full-time employees age 21 or older who have completed one year of service. The plan provides for a minimum annual contribution by the Company equal to 3% of an employee's base salary plus overtime compensation. At its discretion, the Company may also make supplemental contributions to the plan. For calendar 1997 and 1998, the Company elected to contribute 5% for each employee covered by this plan. Under this plan, amounts equal to retirement plan expense are funded annually, which amounted to $103,458, $99,313, and $53,965, respectively, for the years ended December 31, 1998, 1997 and 1996.

          The Company also has a profit sharing plan pursuant to Section 401 of the Internal Revenue Code, whereby participants may contribute a percentage of compensation. The Plan provides for a matching contribution by the Company equal to one-half of the employee's percentage contribution up to the first 10% of compensation for 1998, 1997, and 1996. During this same three year period, the Company's matching portion amounted to $91,911, $91,302, and $79,879, respectively.

(9)       Major Customers
          ---------------

          For the year ended December 31, 1998, oil and gas sales to four customers, amounting to approximately $2,449,000, $2,277,000, $2,183,000, and $2,144,000, respectively, each accounted for more than 10% of total consolidated revenues.

          During the year ended December 31, 1997, oil and gas sales to three customers, amounting to approximately $5,698,000, $5,067,000 and $3,783,000, respectively, each accounted for more than 10% of total consolidated revenues. During the year ended December 31, 1996, oil and gas sales to two customers, amounting to approximately $6,059,000 and $3,898,000 each accounted for more than 10% of total consolidated revenues.

(10)      Contingencies and Commitments
          -----------------------------

          The Company is a defendant in certain non-environmental litigation arising from operations in the normal course of business. While it is not feasible to determine the outcome of these actions, it is the Company's opinion that the ultimate outcome of the litigation will not have a material adverse effect on the financial position or results of operations of the Company.

          All of the Company's operations are generally subject to Federal, state and local environmental regulations. To the best of management's knowledge, the Company is in substantial compliance with such laws and regulations.

          The Company leases office space and certain equipment under various operating leases which expire over the next five years. All leases require the payment of taxes and insurance, and the office lease requires the Company to pay its pro rata share of increases in maintenance expense above that prevailing in base years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rent expense for the three years ended December 31, 1998 was $341,443, $321,001, and $314,743, respectively.

          Minimum payments for operating leases having initial or noncancellable terms in excess of one year are as follows:

                                            1999                 $  271,316
                                            2000                    120,914
                                            2001                     35,388
                                            2002                     20,520
                                                                  ---------

                  Total minimum payments                          $ 448,138
                                                                   ========

(11)      Supplemental Oil and Gas Disclosures (Unaudited)
          ------------------------------------------------

          Capitalized Costs
          -----------------

          A summary of the Company's aggregate capitalized property and equipment costs relating to oil and gas exploration and development activities follows:
                                                            December 31,
                                                      ----------------------
                                                      1998              1997
                                                      ----              ----
              Undeveloped leaseholds and
                royalties                         $       --        $    199,416
              Producing properties                 107,292,314       103,831,936
                                                   -----------       -----------
                                                   107,292,314       104,031,352
              Accumulated depreciation and
                amortization                        72,687,281        54,351,135
                                                   -----------       -----------

              Net capitalized costs               $ 34,605,033      $ 49,680,217
                                                   ===========       ===========

(11)      Supplemental Oil and Gas Disclosures (Unaudited) continued
          ----------------------------------------------------------

          Costs Incurred
          --------------

              A  summary  of  costs   incurred  in  oil  and  gas   acquisition,
              exploration and development activities follows:


                                                            Years ended December 31,
                                                      ---------------------------------
                                                      1998          1997           1996
                                                      ----          ----           ----
               Acquisition of properties
                 Undeveloped                     $    2,946     $  195,434     $  104,846
                 Proved                           2,683,526        700,055          --
               Exploration costs                    472,001      1,006,253        125,963
               Development costs                    693,363      2,539,005      2,980,849
                                                  ---------      ---------      ---------

                                                 $3,851,836     $4,440,747     $3,211,658
                                                  =========      =========      =========


         Results of Operations
         ---------------------

               The results of operations from oil and gas producing activities are as follows:


                                                             Years ended December 31,
                                                      ---------------------------------------
                                                      1998              1997           1996
                                                      ----              ----           ----

               Sales                             $16,166,042      $26,477,238       $30,583,133
               Production costs (a)               (8,722,565)     (10,124,212)      (10,079,948)
               Exploration expenses                 (421,977)      (1,060,616)         (340,913)
               Depreciation and
                 amortization                     (9,776,334)      (7,950,659)       (7,759,618)
               Impairment of oil and
               gas properties                     (8,754,846)        (227,879)          (57,056)
                                                  ----------       ----------        ----------
                                                 (11,509,680)       7,113,872        12,345,598
               Income tax (expense)
                 benefit                           3,897,501       (2,267,708)       (4,408,531)
                                                  ----------        ----------        ----------

               Results of operations
                 from oil and gas
                 producing activities            $(7,612,179)     $ 4,846,164       $ 7,937,067
                                                  ==========       ==========        ==========

               (a) Includes lifting costs, severance taxes and advalorem taxes.



(11)     Supplemental Oil and Gas Disclosures (Unaudited) continued
         ----------------------------------------------------------

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

Proved Developed and                                Oil               Gas
Undeveloped Reserves                             (Barrels)            (MCF)
--------------------                             ---------           -----
Total as of December 31, 1995                    8,872,515        18,864,020
         Revisions of previous estimates         1,150,114         3,100,882
         Purchases of reserves                       --                --
         Extensions and discoveries                432,789           463,296
         Production                             (1,212,369)       (2,890,061)
         Sales of reserves in place               (268,663)       (4,952,957)
                                                 ---------        ----------

Total as of December 31, 1996                    8,974,386        14,585,180
         Revisions of previous estimates          (733,337)         (763,172)
         Purchases of reserves                      55,867            98,228
         Extensions and discoveries                 10,402           782,797
         Production                             (1,106,042)       (1,957,147)
         Sales of reserves in place                (52,809)          (10,966)
                                                 ---------        ----------

Total as of December 31, 1997                    7,148,467        12,734,920
         Revisions of previous estimates        (1,372,452)         (252,807)
         Purchases of reserves                     244,810         1,971,319
         Extensions and discoveries                 24,624            94,318
         Production                             (1,025,524)       (1,637,254)
         Sales of reserves in place                   (473)           (6,396)
                                                ----------        ----------

Total as of December 31, 1998                    5,019,452        12,904,100
                                                ==========        ==========

Proved Developed Reserves
December 31, 1996                                8,649,996        13,442,204
December 31, 1997                                6,761,920        12,001,602
December 31, 1998                                4,947,039        12,262,069

(11)     Supplemental Oil and Gas Disclosures (Unaudited) continued
         ----------------------------------------------------------

Standardized Measure
--------------------

     The standardized measure of discounted future cash flows from proved oil and gas reserves determined in accordance with rules prescribed by the Financial Accounting Standards Board is summarized as follows:

                                                     Years ended December 31,
                                             ----------------------------------
                                              1998          1997          1996
                                             (000's)       (000's)       (000's)
                                             -------       -------       -------

Future cash inflows                         $  74,282    $ 138,471    $ 273,644
Future production costs                       (38,158)     (73,641)    (110,123)
Future development costs                         (773)      (2,193)      (2,912)
                                            ---------    ---------    ---------
                                               35,351       62,637      160,609
Future income tax (expenses)
  benefits                                        487       (6,891)     (38,610)
                                            ---------    ---------    ---------
Future net cash flows                          35,838       55,746      121,999
10% annual discount for estimated
  timing of cash flows                        (11,348)     (17,867)     (44,361)
                                            ---------    ---------    ---------
Standardized measure of discounted
  future net cash flows                     $  24,490    $  37,879    $  77,638
                                            =========    =========    =========


The average prices for oil and gas used to calculate future cash inflows at December 31, 1998 were $10.02 per barrel and $1.86 per mcf, respectively.

The following are the principal sources of changes in the standardized measure of discounted future net cash flows.

                                                    Years ended December 31,
                                                --------------------------------
                                                 1998        1997         1996
                                                (000's)     (000's)      (000's)
                                                -------     -------      -------

Standardized measure - beginning of year       $ 37,879    $ 77,638    $ 56,601
Sales of oil and gas produced,
  net of production costs                        (7,443)    (16,353)    (20,503)
Net changes in prices and production costs      (10,714)    (46,696)     36,421
Extensions, discoveries, and improved
  recovery, less related costs                      277       1,593       3,876
Changes in future development costs               1,094         128        (617)
Development costs incurred                          193         994         182
Revisions of previous quantity estimates         (7,361)     (3,741)     14,503
Accretion of discount                             3,788       4,256       6,631
Purchase of proved reserves                       1,800         348        --
Sale of proved reserves                              (2)       (255)     (4,669)
Net change in income taxes                        5,015      19,889     (14,861)
Other                                               (36)         78          74
                                               --------    --------    --------

Standardized measure - end of year             $ 24,490    $ 37,879    $ 77,638
                                               ========    ========    ========

                                                                     Schedule II


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                        Valuation and Qualifying Accounts
                       Three Years Ended December 31, 1998




                                                                  Charged to
                                                Beginning          Cost and                                   Ending
Description                                      Balance           Expenses            Deductions            Balance
-----------                                      -------           --------            ----------            -------

Allowance for Doubtful Accounts - (a)
-------------------------------------


December 31, 1996                                $ 43,000            $ 7,000               --                 $50,000
                                                 ========            =======            ========              =======

December 31, 1997                                $ 50,000            $20,000               --                 $70,000
                                                 ========            =======            ========              =======

December 31, 1998                                $ 70,000            $ 3,600             $(20,600)            $53,000
                                                 ========            =======             ========             =======

(a)  Valuation  account  deducted  in the  balance  sheet  from  trade  accounts receivable.


