Form 10-Q
period 1999-06-30
MAYNARD OIL CO
filed 1999-08-16
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 30, 1999      Commission File #0-5704
                 --------------------                  -------


                       MAYNARD OIL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Delaware                                      75-1362284
--------------------------------------------------------------------------------
(State or other jurisdic-                        (IRS Employer
tion of incorporation)                        Identification No.)


           8080 N. Central Expressway, Suite 660, Dallas, Texas 75206
--------------------------------------------------------------------------------

Registrant's telephone number, including area code:                (214)891-8880
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1999.


                4,883,473 shares of common stock, par value $0.10
--------------------------------------------------------------------------------

                       MAYNARD OIL COMPANY AND SUBSIDIARY

            Index to Consolidated Financial Statements and Schedules


                                                                         Page

Part I.  Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998                      3

                  Consolidated Statements of Operations
                           Six Months and Three Months ended
                           June 30, 1999 and 1998                          4

                  Consolidated Statements of Shareholders' Equity
                           Six Months ended June 30, 1999                  5

                  Consolidated Statements of Cash Flows
                           Six Months ended June 30, 1999 and 1998         6

                  Notes to Consolidated Financial Statements               7

  Item 2.         Management's Discussion and Analysis of
                           Financial Condition and Results of Operations   9

  Item 3.         Quantitative and Qualitative Disclosures
                  About Market Risk                                       14

Part II. Other Information

  Item 1.         Legal Proceedings                                       15

  Item 4.         Submission of Matters to a Vote of
                           Security Holders                               15

  Item 6.         Exhibit and Reports on  Form 8-K                        15

  Signatures                                                              16

                       MAYNARD OIL COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                     June 30,      December 31,
                                                     --------      ------------
                                                      1999             1998
                                                      ----             ----
                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                     $  21,905,232    $  20,889,742
   Accounts receivable, trade                        2,638,456        2,568,807
   Income taxes receivable                             977,587          977,587
   Other current assets                                410,642          478,680
                                                 -------------    -------------
           Total current assets                     25,931,917       24,914,816
                                                 -------------    -------------

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                                108,031,841      107,292,314
   Other property and equipment                        460,475          460,475
                                                 -------------    -------------
                                                   108,492,316      107,752,789
   Less accumulated depreciation and
    amortization                                   (75,855,398)     (72,985,138)
                                                 -------------    -------------
        Net property and equipment                  32,636,918       34,767,651

Deferred income taxes                                  681,000          681,000
                                                 -------------    -------------

                                                 $  59,249,835    $  60,363,467
                                                 =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt        $   5,000,000    $   5,000,000
   Accounts payable                                  2,315,182        2,583,357
   Accrued expenses                                  1,407,373          842,368
   Income taxes payable                                177,799           40,799
                                                 -------------    -------------
           Total current liabilities                 8,900,354        8,466,524
                                                 -------------    -------------

Deferred income taxes                                  130,000             --

Long-term debt                                       3,750,000        6,250,000

Shareholders' equity:
   Preferred stock of $.50 par value
     Authorized 1,000,000 shares; none
          issued                                          --               --
   Common stock of $.10 par value
     Authorized 20,000,000 shares;
     4,883,473 and 4,884,597 shares
     issued and outstanding                            488,347          488,460
   Additional paid-in capital                       18,831,138       18,831,138
   Retained earnings                                27,149,996       26,327,345
                                                 -------------    -------------
           Total shareholders' equity               46,469,481       45,646,943
                                                 -------------    -------------

Contingencies and commitments
                                                 $  59,249,835    $  60,363,467
                                                 =============    =============


See accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                       Six Months ended             Three Months ended
                                                                           June 30,                       June 30,
                                                                       ----------------             ------------------
                                                                 1999              1998            1999           1998
                                                                 ----              ----            ----           ----
Revenues:
      Oil and gas sales                                         $7,995,443      $8,823,345      $4,560,295      $4,133,471
      Interest and other                                           493,831         677,312         246,863         339,346
      Gain on disposition of assets                                402,781           9,795         402,781           7,375
                                                                ----------      ----------      ----------      ----------
                                                                 8,892,055       9,510,452       5,209,939       4,480,192
                                                                ----------      ----------      ----------      ----------

Costs and expenses:
      Operating expenses                                         3,695,242       4,431,297       1,902,869       2,114,413
      Exploration, dry holes
        and abandonments                                           106,177          45,310          97,999          29,359
      General and administrative, net                              658,657         538,683         368,725         218,770
      Depreciation and amortization                              2,976,279       3,616,262       1,438,364       1,824,304
      Interest and other                                           323,353         535,698         152,073         262,979
                                                                ----------      ----------      ----------      ----------
                                                                 7,759,708       9,167,250       3,960,030       4,449,825
                                                                ----------      ----------      ----------      ----------

        Income before income taxes                               1,132,347         343,202       1,249,909          30,367

Income tax expense                                                 300,000         115,000         340,000          10,000
                                                                ----------      ----------      ----------      ----------

        Net income                                              $  832,347      $  228,202      $  909,909      $   20,367
                                                                ==========      ==========      ==========      ==========

Weighted average number of common
   shares outstanding                                            4,883,784       4,889,352       4,883,488       4,889,262
                                                                ==========      ==========      ==========      ==========

Net income per common share                                     $      .17      $     .047      $      .19      $     .004
                                                                ==========      ==========      ==========      ==========
      (basic and diluted)

See accompanying Notes to Consolidated Financial Statements





                       MAYNARD OIL COMPANY AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                         Six Months Ended June 30, 1999
                                   (Unaudited)


                                                                     Additional
                                             Common Stock             Paid-in
                                             ------------              Capital            Retained
                                        Shares        Amount            Amount            Earnings            Total
                                        ------        ------            ------            --------            -----

 Balance at December 31, 1998        4,884,597       $488,460        $18,831,138         $26,327,345        $45,646,943

 Net income                              --             --                --                 832,347            832,347

 Purchase of common stock               (1,124)          (113)            --                  (9,696)            (9,809)
                                     ---------        -------         ----------          ----------         ----------

 Balance at June 30, 1999            4,883,473       $488,347        $18,831,138         $27,149,996        $46,469,481
                                     =========        =======         ==========          ==========         ==========


 See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                              Six Months Ended June 30,
                                                                                              -------------------------
                                                                                        1999                     1998
                                                                                        ----                     ----

Cash flows from operating activities:
     Net income                                                                     $ 832,347                 $ 228,202
     Adjustments to reconcile net income to net
         cash provided by operating activities:

         Depreciation and amortization                                              2,976,279                 3,616,262
         Deferred income taxes                                                        130,000                    50,000
         Dry holes and abandonments                                                   101,279                     8,554
         Current year costs of dry holes and
           abandonments                                                                (8,063)                   (8,554)
         (Gain) on disposition of assets                                             (402,781)                   (9,795)
         (Increase) decrease in current assets:
           Accounts receivable                                                        (69,649)                  357,018
           Prepaid expenses and other current assets                                   68,038                    58,115
         Increase (decrease) in current liabilities:
           Accounts payable                                                          (268,175)               (1,149,081)
           Accrued expenses                                                           565,005                   161,145
           Income taxes payable                                                       137,000                  (179,999)
                                                                                   ----------                ----------

           Net cash provided by
             operating activities                                                   4,061,280                 3,131,867
                                                                                   ----------                ----------

Cash flows from investing activities:
     Proceeds from disposition of assets                                              539,066                    19,334
     Additions to property and equipment                                           (1,075,047)                 (676,161)
                                                                                   ----------                ----------

           Net cash used by investing activities                                     (535,981)                 (656,827)
                                                                                   ----------                ----------

Cash flows from financing activities:
     Purchase of common stock                                                          (9,809)                   (8,777)
     Principal payments on long-term debt                                          (2,500,000)               (2,500,000)
                                                                                   ----------                ----------

           Net cash used by financing activities                                   (2,509,809)               (2,508,777)
                                                                                   ----------                ----------

Net increase (decrease) in cash and cash
     equivalents                                                                    1,015,490                   (33,737)

Cash and cash equivalents at beginning of year                                     20,889,742                24,584,288
                                                                                   ----------                ----------

Cash and cash equivalents at end of period                                        $21,905,232               $24,550,551
                                                                                   ==========                ==========


See Accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  June 30, 1999


Note 1   Unaudited Financial Statements

         The accompanying consolidated financial statements of Maynard Oil Company (the 'Company') have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, contains all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1999 and December 31, 1998, the results of operations for the six months ended June 30, 1999 and 1998 and changes in cash and cash equivalents for the six months ended June 30, 1999 and 1998. The December 31, 1998 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1998 Annual Report to Shareholders.

Note 2   Earnings Per Share

         Net income per common share is based on the weighted average number of shares outstanding in each period, which was 4,883,784 and 4,889,352 shares at June 30, 1999 and 1998, respectively. As of June 30, 1999 and 1998, the Company had no potentially dilutive common shares, and therefore, basic and diluted earnings per common share were the same.

Note 3   Income Taxes

         The provision for income taxes consists of the following (thousands of dollars):

                                    Six Months Ended         Three Months Ended
                                         June 30,                 June 30,
                                    --------                 ------------------
                                    1999        1998          1999       1998
                                    ----        ----          ----       ----

         Federal:
              Current (benefit)    $ 170      $   65         $ 180      $ (15)
              Deferred               130          50           160         25
                                    ----       -----          ----       ----

                                   $ 300       $ 115         $ 340       $ 10
                                    ====        ====          ====        ===

Note 4   Asset Dispositions

         During the second quarter of 1999,  the Company sold certain  producing
         properties  for  approximately   $540,000,   resulting  in  a  gain  of
         approximately $400,000.

Note 5   Commitments and Contingencies

         The Company is the defendant in certain non-environmental litigation arising from operations in the normal course of business. While it is not feasible to determine the outcome of these actions, it is the Company's opinion that the ultimate outcome of the litigation will not have a material adverse effect on the financial position or results of the operations of the Company.

         All of the Company's operations are generally subject to Federal, state and local environmental regulations. To the best of management's knowledge, the Company is in substantial compliance with such laws and regulations.

Note 6   Subsequent Event

         Effective August 1, 1999, the Company purchased interests in 15 producing wells in Hardeman, Webb, and Duval counties, Texas from Phillips Petroleum Company for $10.4 million. These funds were provided from the Company's cash resources.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Recent Activities

         The Company has mentioned in its communications with shareholders that its strategy to build oil and gas reserves and shareholder value is to acquire producing properties. On July 21, 1999, the Company was successful in purchasing interests in fifteen producing wells located in three counties in Texas (Hardeman, Webb and Duval Counties) for cash consideration of $10,400,000. The Company assumed ownership effective August 1, 1999, and estimates that this acquisition will add 215 net barrels of oil and 4,000 net mcf of gas to Maynard's daily production.

Results of Operations

Quarter Ended June 30, 1999 Compared with Quarter Ended June 30, 1998
---------------------------------------------------------------------

         For the quarter ended June 30, 1999, the Company earned $909,909, or nineteen cents per share, on revenues of $5,209,939, compared with net income of $20,367, or less than one-half cent per share, on revenues of $4,480,192, for the same quarter a year ago. The current quarter's results were favorably affected by increased revenues and lower costs and expenses.

Revenues

         Oil and gas sales for the second quarter of 1999 totaled $4,560,295, a 10% increase from the second quarter of 1998, due to higher quarterly oil prices ($16.00/bbl during the second quarter of 1999 compared to $12.32/bbl during the second quarter of 1998). This increase in prices was partially offset by a decrease in production for the quarter from approximately 330,000 net equivalent barrels (NEB) in the second quarter of 1998 to approximately 300,000 net equivalent barrels (NEB) in the second quarter of 1999. In addition, second quarter of 1999 revenues were bolstered by a $402,781 gain from non-recurring property sales

Costs and Expenses

         Also contributing to the current quarter's increase in earnings were lower lease operating expenses which were 10% lower than the same quarter a year ago due to cost saving measures implemented in field operations and reduced depreciation and amortization expense, which declined to $4.79 per NEB during the current quarter from $5.53 per NEB during the previous year because of normal production volume declines.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

         The Company reported net income of $832,347, or seventeen cents per share, on revenues of $8,892,055 for the six months ended June 30, 1999 compared with net income of $228,202, or five cents per share, on revenues of $9,510,452 for the same period a year ago. Earnings for the 1999 period were favorably affected by a fifteen percent reduction in costs and expenses which offset a seven percent decline in revenues.

Revenues

         Oil and gas revenues fell $827,902 between the two six month periods, or slightly over 9%, primarily because of volume declines from normal depletion; oil volumes were down approximately 10% and gas volumes 4%. Interest income also dropped $183,481 due to the utilization of cash for capital expenditures and normal debt repayments. However, revenue levels were aided during the current six month period by non-recurring property sales which resulted in a gain in excess of $400,000.

Costs and Expenses

         Operating expenses reflected the largest expense category decrease of $736,055, or a reduction of 16% due primarily to cost reduction measures implemented by the Company, and to a lesser extent, lower severance taxes resulting from declines in oil and gas sales. On a net equivalent barrel basis
(NEB), operating expenses declined from $6.71 per NEB during the prior six months to $6.15 per NEB in the current six months.

         Exploration costs rose $60,867 between the two six month periods due primarily to an exploratory dry hole being drilled. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property costs are expensed.

         General and administrative (G&A) expenses increased $119,974, or slightly in excess of 22% to reflect higher phantom stock expense (which relates to fluctuations in the Company's common stock price). This rise in G&A expense was offset by increased overhead billings on Company operated properties, which are recorded as reductions to G&A expenses.

         Additionally, depreciation and amortization expense declined almost 10% during the current six months (from $5.48 per NEB for the 1998 period to $4.96 per NEB currently) and interest expense decreased $212,345 in the 1999 period reflecting lower outstanding bank debt due to scheduled loan repayments.

Liquidity and Capital Resources

         Cash and cash equivalents totaled $21.9 million and $20.9 million at June 30, 1999, and December 31, 1998, respectively. Working capital was $17 million at June 30, 1999, compared with $16.4 million at December 31, 1998.

          The following summary table reflects cash flows for the Company for the six months ended June 30, 1999 (in thousands):

              Net cash provided by operating activities              $4,061
              Net cash used by investing activities                  $  536
              Net cash used by financing activities                  $2,510

         At June 30, 1999, the Company's total debt was $8,750,000. The Company believes that it has sufficient cash being generated from operating activities plus cash currently in the bank, or additional borrowing capacity, to fund its planned development and exploratory work or to make additional property acquisitions.

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

Certain Factors that Could Affect Future Operations

         Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be 'forward-looking statements' within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the 'Safe Harbor'
provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements. Such factors include, among others, the volatility of oil and gas prices, the Company's drilling results, the Company's ability to compete in the acquisition of producing property, the Company's ability to replace reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards, uninsured risks, competition, government regulation, and other factors referenced in this Form 10-Q.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------

         Oil and gas sold by the Company is normally priced with reference to a defined benchmark. Actual prices received vary from the benchmark depending on quality and location differentials.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

         See   discussion  of  legal   proceeding  in  Note  5  Commitments  and
         Contingencies.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          (a) The Annual Meeting of Stockholders was held on May 20, 1999.

          (b) Not applicable.

          (c) 1. Set forth below is the tabulation of the votes on each nominee for election of a director:

                                                                   WITHHOLD
                       NAME                       FOR              AUTHORITY
                       ----                       ---              ---------

                  Ralph E. Graham              4,148,750               2,879
                  Robert B. McDermott          4,148,750               2,879
                  James G. Maynard             4,148,750               2,879

               2.   Not applicable.


ITEM 6.  Exhibit and Reports on Form 8-K
         -------------------------------

         (a) Exhibits:

             Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K:

             On August 4, 1999, the Registrant filed its Current Report on Form 8-K with the Securities and Exchange Commission reporting the acquisition of certain producing oil and gas properties on July 21, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MAYNARD OIL COMPANY


                                                 By: /s/ Glenn R. Moore
                                                     --------------------------
                                                     Glenn R. Moore
                                                     President


                                                 BY: /s/ Kenneth W. Hatcher
                                                     --------------------------
                                                     Kenneth W. Hatcher
                                                     Vice President of Finance



Dated: August 13, 1999