Form 10-Q
period 1999-09-30
MAYNARD OIL CO
filed 1999-11-12
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ending September 30, 1999 Commission File #0-5704
                   ------------------                 -------



                       MAYNARD OIL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Delaware                                      75-1362284
--------------------------------------------------------------------------------
(State or other jurisdic-                        (IRS Employer
tion of incorporation)                        Identification No.)


           8080 N. Central Expressway, Suite 660, Dallas, Texas 75206
--------------------------------------------------------------------------------

Registrant's telephone number, including area code:          (214)891-8880
                                                    ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 1999.


                4,883,390 shares of common stock, par value $0.10
--------------------------------------------------------------------------------

                      MAYNARD OIL COMPANY AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedules


                                                                        Page
                                                                        ----

Part I.  Financial Information

         Consolidated Balance Sheets
                  September 30, 1999 and December 31, 1998               3

         Consolidated Statements of Operations
                  Nine Months and Three Months ended
                  September 30, 1999 and 1998                            4

         Consolidated Statements of Shareholders' Equity
                  Nine Months ended September 30, 1999                   5

         Consolidated Statements of Cash Flows
                  Nine Months ended September 30, 1999 and 1998          6

         Notes to Consolidated Financial Statements                      7

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9

Part II. Other Information

         Item 1.           Legal Proceedings

         Item 6.           Exhibits and Reports on Form 8-K             15

Signatures                                                              16


                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                           September 30               December 31,
                                                           ------------               ------------
                                                                   1999                       1998
                                                                   ----                       ----
                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                               $ 12,125,349               $ 20,889,742
   Accounts receivable, trade                                 4,178,165                  2,568,807
   Income taxes receivable                                      750,000                    977,587
   Other current assets                                         468,014                    478,680
                                                            -----------                -----------
           Total current assets                              17,521,528                 24,914,816
                                                            -----------                -----------

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                                         119,379,541                107,292,314
   Other property and equipment                                 460,475                    460,475
                                                            -----------                -----------
                                                            119,840,016                107,752,789
   Less accumulated depreciation and
    amortization                                            (77,435,605)               (72,985,138)
                                                            -----------                -----------
        Net property and equipment                           42,404,411                 34,767,651
                                                            -----------                -----------

Deferred income taxes                                           381,000                    681,000
                                                            -----------                -----------

                                                           $ 60,306,939               $ 60,363,467
                                                            ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                  $  5,000,000               $  5,000,000
   Accounts payable                                           2,943,727                  2,583,357
   Accrued expenses                                           1,674,221                    842,368
   Income taxes payable                                         320,212                     40,799
                                                            -----------                -----------
           Total current liabilities                          9,938,160                  8,466,524
                                                            -----------                -----------

Long-term debt                                                2,500,000                  6,250,000

Shareholders' equity:
   Preferred stock of $.50 par value.
     Authorized 1,000,000 shares; none
          issued                                                  --                        --
   Common stock of $.10 par value.
     Authorized 20,000,000 shares;
     4,883,390 and 4,884,597 shares
          issued and outstanding                                488,339                    488,460
   Additional paid-in capital                                18,831,138                 18,831,138
   Retained earnings                                         28,549,302                 26,327,345
                                                            -----------                -----------
           Total shareholders' equity                        47,868,779                 45,646,943
                                                            -----------                -----------

Contingencies and commitments                              $ 60,306,939               $ 60,363,467
                                                            ===========                ===========

See accompanying Notes to Consolidated Financial Statements.




                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Nine Months ended                       Three Months ended
                                                                       September 30,                            September 30,
                                                                    -----------------                        ----------------
                                                             1999               1998                 1999                1998
                                                             ----               ----                 ----                ----
Revenues:
   Oil and gas sales                                  $14,519,100        $12,694,374          $ 6,523,657         $ 3,871,029
   Interest and other                                     661,430          1,038,331              167,599             361,019
   Gain (loss) on disposition
      of assets                                           303,000              6,390              (99,781)             (3,405)
                                                       ----------         ----------           ----------          ----------
                                                       15,483,530         13,739,095            6,591,475           4,228,643
                                                       ----------         ----------           ----------          ----------
Costs and expenses:
   Operating expenses                                   6,004,292          6,462,956            2,309,050           2,031,659
   Exploration, dry holes and
       abandonments                                       486,720             56,554              380,543              11,244
   General and administrative, net                        846,443            700,135              187,786             161,452
   Depreciation and amortization                        4,617,436          5,391,277            1,641,157           1,775,015
   Interest and other                                     456,133            766,498              132,780             230,800
                                                       ----------         ----------           ----------          ----------
                                                       12,411,024         13,377,420            4,651,316           4,210,170
                                                       ----------         ----------           ----------          ----------

      Income before income taxes                        3,072,506            361,675            1,940,159              18,473

Income tax expense (benefit)                              840,000             85,000              540,000             (30,000)
                                                       ----------         ----------           ----------           ---------

      Net income                                      $ 2,232,506        $   276,675          $ 1,400,159           $   48,473
                                                       ==========         ==========           ==========            =========

Weighted average number of common
   shares outstanding                                   4,883,664          4,888,652            4,883,429           4,887,274
                                                        =========          =========            =========           =========

Net income per common share                                 $ .46              $ .06                $ .29               $ .01
                                                             ====              ====                  ====                ====
  (Basic and diluted)

See accompanying Notes to Consolidated Financial Statements.




                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                      Nine Months Ended September 30, 1999
                                   (Unaudited)


                                                       Additional
                                  Common Stock          Paid-in
                                  ------------           Capital            Retained
        Shares                           Amount          Amount            Earnings            Total
        ------                           ------          ------            --------            -----

Balance at December 31, 1998           4,884,597        $488,460        $18,831,138         $26,327,345        $45,646,943

 Net income                                --              --                --               2,232,506          2,232,506
 Purchase and retirement
   of common stock                        (1,207)           (121)            --                 (10,549)           (10,670)
                                       ---------         -------         ----------          ----------         ----------

Balance at September 30, 1999          4,883,390        $488,339        $18,831,138         $28,549,302        $47,868,779
                                       =========         =======         ==========          ==========         ==========


 See accompanying Notes to Consolidated Financial Statements.



                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                         1999                      1998
                                                                         ----                      ----

Cash flows from operating activities:
     Net income                                                      $ 2,232,506                 $ 276,675
     Adjustments to reconcile net income to net
         cash provided by operating activities:

         Depreciation and amortization                                 4,617,436                 5,391,277
         Deferred income taxes                                           300,000                   200,000
         Dry holes and abandonments                                      405,773                    13,305
         Current year costs of dry holes
           and abandonments                                             (312,556)                  (13,305)
         (Gain) on disposition of assets                                (303,000)                   (6,390)
         (Increase) decrease in current assets:
           Accounts receivable                                        (1,609,358)                  146,015
           Income taxes receivable                                       227,587                      --
  Prepaid expenses and other current assets                               10,666                   (65,748)
         Increase (decrease) in current liabilities:
           Accounts payable                                              360,370                (1,738,446)
           Accrued expenses                                              831,853                   383,721
           Income taxes payable                                          279,413                  (179,999)
                                                                     -----------                ----------

           Net cash provided by operating
             activities                                                7,040,690                 4,407,105
                                                                     -----------                ----------

Cash flows from investing activities:
     Proceeds from disposition of assets                                 545,275                    28,337
     Additions to property and equipment                             (12,589,688)               (1,392,814)
                                                                     -----------                ----------

           Net cash used by investing
             activities                                              (12,044,413)               (1,364,477)
                                                                     -----------                ----------
Cash flows from financing activities:
     Principal payments on long-term debt                             (3,750,000)               (3,750,000)
     Purchase of common stock                                            (10,670)                  (27,913)
                                                                     -----------                ----------

           Net cash used by financing
             activities                                               (3,760,670)               (3,777,913)
                                                                     -----------                ----------

Net decrease in cash and cash equivalents                             (8,764,393)                 (735,285)

Cash and cash equivalents at beginning
  of year                                                             20,889,742                24,584,288
                                                                     -----------                ----------

Cash and cash equivalents at end of period                         $  12,125,349               $23,849,003
                                                                     ===========                ==========


See Accompanying Notes to Consolidated Financial Statements.



                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999


Note 1 Unaudited Financial Statements

         The accompanying consolidated financial statements of Maynard Oil Company (the "Company") have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, contains all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1999 and December 31, 1998, the results of operations for the three and nine months ended September 30, 1999 and 1998 and changes in cash and cash equivalents for the nine months ended September 30, 1999 and 1998. The December 31, 1998 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1998 Annual Report to Shareholders.

Note 2 Earnings Per Share


         Net income per common share is based on the weighted average number of shares outstanding in each period, which was 4,883,664 and 4,888,652 shares at September 30, 1999 and 1998, respectively. As of September 30, 1999 and 1998, the Company had no potentially dilutive common shares, and therefore, basic and diluted earnings per common share were the same.

Note 3 Income Taxes

         The provision for income taxes consists of the following (thousands of dollars):


                                  Nine Months Ended         Three Months Ended
                                    September 30,              September 30,
                                  -----------------          ----------------
                                   1999       1998            1999        1998
                                   ----       ----            ----        ----
     Federal:
         Current (benefit)        $ 540       $(115)         $ 370       $(180)
         Deferred                   300         200            170         150
                                   ----        ----           ----        ----

                                  $ 840       $  85          $ 540       $ (30)
                                   ====        ====           ====        ====

Note 4 Asset Acquisitions

         Effective August 1, 1999, the Company purchased interests in 15 producing wells in Hardeman, Webb, and Duval counties, Texas from Phillips Petroleum Company for $10.4 million. The Company's existing cash resources were utilized to fund this acquisition.

Note 5   Asset Dispositions

         During the second and third quarters of 1999, the Company sold certain producing properties for approximately $545,000, resulting in a net gain of approximately $300,000.

Note 6   Commitments and Contingencies

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

Note 7 Subsequent Event

         Effective November 1, 1999, the Company has agreed to purchase interests in 170 producing oil and gas properties located in Southeastern New Mexico and West Texas at a cost of $32,000,000. The Company estimates these properties will add 1,000 net barrels of oil and 3 million net cubic feet of gas to its daily production and anticipates closing this transaction by November 15, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Recent Activities

              The Company has mentioned in its communications with shareholders that its strategy to build oil and gas reserves and corporate value is to acquire producing properties. On July 21, 1999, the Company was successful in purchasing interests in fifteen producing wells located in three counties in Texas (Hardeman, Webb and Duval Counties) for cash consideration of $10,400,000. The Company assumed ownership effective August 1, 1999, and this acquisition contributed 12,140 net barrels of oil and 232,350 net mcf of gas to Maynard's third quarter production.

              Additionally, on October 7, 1999, Maynard agreed to purchase interests in 170 oil and gas properties in Southeastern New Mexico and West Texas, effective November 1, 1999, at a cost of $32,000,000. The Company expects this transaction to add 1,000 net barrels of oil and 3 million net cubic feet of gas to its daily production and anticipates closing this purchase not later than November 15, 1999.

Results of Operations

Quarter Ended September 30, 1999 Compared with Quarter Ended September 30, 1998
-------------------------------------------------------------------------------

              For the quarter ended September 30, 1999, the Company earned $1,400,159, or twenty-nine cents per share, on revenues of $6,591,475, compared with net income of $48,473, or one cent per share, on revenues of $4,228,643, for the same quarter a year ago. The current quarter's results were favorably impacted by increased oil and gas revenues.

Revenues

              Oil and gas sales for the third quarter of 1999 totaled $6,523,657, a 69% increase from the third quarter of 1998, due to increased gas production from the July acquisition referenced above and higher quarterly oil and gas prices ($19.81/bbl and $2.82/mcf during the 1999 quarter compared to $12.07/bbl and $2.04/mcf during the 1998 quarter). Comparable production volumes for the third quarters of 1999 and 1998, respectively, were 243,742 barrels of oil versus 253,674 barrels of oil and 600,899 mcf of gas versus 395,638 mcf of gas. The increase in oil and gas revenues was partially offset by a decrease in interest income reflecting the utilization of cash required to fund the acquisition and also by a third quarter loss from the sale of a non-strategic property.

Costs and Expenses

              Reducing the revenue gains during the third quarter was an increase of $277,391 in lease operating expenses over the same period in 1998 resulting from additional workover expense and higher severance taxes, which relate proportionally to increased oil and gas revenues. Maynard also expensed the costs associated with two exploratory dry holes during the third quarter of 1999, which amounted to a $369,299 rise in this expense category over the same quarter a year ago.

         Lower depreciation and amortization expense of $4.77 per net equivalent barrel (NEB) during the 1999 quarter compared with $5.56 per NEB during the 1998 quarter offset the expense increases referred to in the above paragraph. Also contributing to a more profitable current quarter was lower interest expense due to scheduled debt payments.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1998
----

              The Company reported net income of $2,232,506, or forty-six cents per share, on revenues of $15,483,530 for the nine months ended September 30, 1999 compared with net income of $276,675, or six cents per share, on revenues of $13,739,095 for the same period a year ago. Earnings for the 1999 period were favorably affected by a combination of increased revenues and lower costs and expenses.

Revenues
              Oil and gas revenues rose $1,824,726 between the two nine month periods, or slightly over 14%, primarily because of price increases from oil and gas sales. Product pricing during the current period was $15.80/bbl and $2.35/mcf compared with $12.93/bbl and $2.17/mcf a year ago. Nine month production volumes for 1999 and 1998, respectively, were 709,748 barrels compared with 773,590 barrels of oil and 1,407,820 mcf compared with 1,237,870 mcf of gas. Interest income also declined $376,901 due to the utilization of cash for acquisitions, capital expenditures, and normal debt repayments. However, revenue levels were aided during the current nine month period by non-recurring property sales which resulted in net gains in excess of $300,000.

Costs and Expenses

              Exploration costs rose $430,166 between the two nine month periods due primarily to two exploratory dry holes being drilled. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property costs are expensed.

              General and administrative (G&A) expenses increased $146,308, or almost 21% to reflect higher phantom stock expense (which relates to fluctuations in the Company's common stock price). This increase in G&A expense was partially offset by increased overhead billings on Company operated properties, which are recorded as reductions to G&A expenses.

              Additionally, depreciation and amortization expense declined approximately 14% during the current nine months (from $5.50 per NEB for the 1998 period to $4.89 per NEB currently) and interest expense decreased $310,365 in the 1999 period reflecting lower outstanding bank debt due to scheduled loan repayments.

Liquidity and Capital Resources

              Cash and cash equivalents totaled $12.1 million and $20.9 million at September 30, 1999, and December 31, 1998, respectively. Working capital was $7.5 million at September 30, 1999, compared with $16.4 million at December 31, 1998.
              The following summary table reflects cash flows for the Company for the nine months ended September 30, 1999 (in thousands):

              Net cash provided by operating activities             $ 7,041
              Net cash used by investing activities                 $12,044
              Net cash used by financing activities                 $ 3,761

              At September 30, 1999, the Company's total debt was $7,500,000. The Company believes that it has sufficient cash being generated from operating activities plus cash currently in the bank, or additional borrowing capacity, to fund its planned development and exploratory work or to make additional property acquisitions.

Year 2000 Issues

         The Company's Year 2000 Readiness Team is continuing to monitor and evaluate information obtained from vendors, suppliers, customers, and other significant business relationships with regard to the potential impact of the century change on the Company's operations. To date, the Company has not received information suggesting the Company is vulnerable to potential Year 2000 failures by these parties. Testing of the Company's financial systems are continuing and should be completed by December 1, 1999. The costs associated with assessing Year 2000 readiness and related systems upgrades have been funded from cash flow from operations and have not been material.

         Given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address these problems without costs and uncertainties that might affect future financial results or cause reported financial information to not necessarily be indicative of future operating results or future financial condition.

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

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

                  See discussion of legal proceeding in Note 6 Commitments and Contingencies.

ITEM 5.  Other Iformation
         ----------------

         On August 26, 1999, the Board of Directors amended and restated the Corporation's By-Laws to revise Sections 2.11 and 3.13 with respect to stockholder proposals. Accordingly, stockholders wishing to make proposals at the Corporation's next annual meeting, but not have them included in the Corporation's proxy statement, should give notice in writing to the Secretary of the Corporation not less than ninety nor more than one hundred twenty days prior to the anniversary of the preceding year's annual meeting of the stockholders. A copy of the Amended and Restated By-Laws is attached to this form 10-Q as
Exhibit 3.2

ITEM 6.  Exhibit and Reports on Form 8-K
         -------------------------------

                 (a)  Exhibits:

                           Exhibit 3.2 - Amended and Restated By-Laws (effective
                                         August 26, 1999) of Maynard Oil Company
                           Exhibit 27 - Financial Data Schedule

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

                                                    MAYNARD OIL COMPANY


                                                    By: /s/ Glenn R. Moore
                                                       -------------------------
                                                       Glenn R. Moore
                                                       President


                                                    BY: /s/ Kenneth W. Hatcher
                                                       -------------------------
                                                       Kenneth W. Hatcher
                                                       Vice President of Finance



Dated: November 12, 1999