Form 10-K405
period 1999-12-31
MAYNARD OIL CO
filed 2000-03-30
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to __________

Commission file number 0-5704
                       ------

                                MAYNARD OIL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     75-1362284
---------------------------------                 ------------------------------
(State of other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)


8080 N. Central Expressway, Suite 660, Dallas, TX                75206
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (214)891-8880
                                                    ----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of its Common Stock held by non-affiliates on March 17, 2000 was $31,379,000 (based upon an estimate that 43.4% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock as reported by NASDAQ (NMS)).

The number of shares outstanding of the Registrant's $.10 par value common stock as of March 17, 2000 was 4,880,887 shares.

The      following documents are incorporated into this Form 10-K by reference:
         Proxy Statement for Annual Meeting of Stockholders to be held on May 17, 2000 Part III of Form 10K.

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

         The Company's principal line of business is the production and sale of, and exploration and development of, crude oil and natural gas. The Company's oil and gas operations are conducted exclusively in the United States, primarily in the states of Texas, Oklahoma and New Mexico.

RECENT ACQUISITION ACTIVITIES

         Since January 1, 1999, the Company has purchased two sizeable groups of producing oil and gas properties.

         In July and August, 1999, the Company purchased interests in twenty-three producing wells located in four counties in Texas (Fayette, Hardeman, Webb and Duval Counties) for cash consideration of $10,900,000. Total proved reserves were estimated to be 400,000 barrels of oil and 4.9 billion cubic feet of gas (BCF).

         On November 12, 1999, Maynard Oil bought an interest in 170 oil and gas properties in the Permian Basin of Southeastern New Mexico and West Texas from Questar Exploration and Production Company for $32,000,000. Total proved reserves were estimated to be 4 million barrels of oil and 11.6 BCF of gas. To fund this acquisition, the Company entered into a new term loan arrangement with Bank One, Texas, which provides for the repayment of the outstanding $38,250,000 over a five year period with a maturity date of January 1, 2005. (see Note 7 to the Consolidated Financial Statements).

2000 ACTIVITIES

         On March 16, 2000, the Company purchased eight producing wells for $2,800,245 at auction. These wells are located in Garza, Dawson, and Ector Counties, Texas.

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

         Prices realized from the sale of oil and gas from the Company's wells depend on numerous factors beyond the control of the Company, including the amount of domestic production, the importation of oil, the proximity of the Company's property to natural gas pipelines and the capacity of such pipelines, the market for other competitive fuels, fluctuations in seasonal demand, and governmental regulations relative to hydrocarbon production and pricing. The production of oil and gas is also subject to the laws of supply and demand, and therefore, is subject to purchaser cutbacks and price reductions during periods of oversupply. At December 31, 1999, approximately 68% of the Company's estimated proved reserves and 72% of the 1999 production, were attributable to crude oil and condensate on a net equivalent barrel basis (net equivalent barrel "NEB" uses a conversion ratio of six thousand cubic feet of gas (MCF) to one net equivalent barrel of oil) and consequently, the Company is primarily impacted by oil markets.

         During 1999, the oil industry, including the Company, experienced a significant upswing in the average price received from the sale of its crude oil, exactly the opposite pricing effect than that experienced a year ago. The weighted average price at December 31, 1998 was $10.02 per barrel of oil sold. During the first quarter of 1999, the Company received an average of $11.44 per barrel, which then increased to averages of $16.00, $19.81, and $22.30 per barrel for the final three quarters of the year, respectively. Although the price increases experienced in 1999 positively impacted the Company's operations, the wide separation in prices between 1998 and 1999 further emphasizes the challenges and volatility of the domestic oil and gas business and how it is affected by conditions beyond the control of the Company.

         During the year ended December 31, 1999, three customers, accounted for approximately 17%, 12%, and 10% respectively, of consolidated revenues. The Company does not believe it would be adversely affected by the loss of any of its oil or gas purchasers.

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

         A total of seven wells were drilled during 1999, two exploratory and five development wells. Two of the five development wells were drilled as producers on Company-operated properties, with Maynard retaining 100% and 20% working interest. The other three development wells were successful oil wells drilled by another operator. The two exploratory wells were determined to be non-productive.

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

         The oil and gas operations of the Company are subject to local, state and federal environmental regulations. To date, compliance with these regulations by the Company has had no material effect on the Company's capital expenditures. The Company is unable to assess or predict at this time the impact that compliance with such environmental regulations may have on its future capital expenditures, earnings and competitive position. The Company presently estimates that it will not make any material capital expenditures for environmental control facilities for its fiscal year ending December 31, 2000.

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

         At March 17, 2000 the Company employed 41 persons, including one geologist and five petroleum engineers.

ITEM 2.           PROPERTIES

         The Company's executive offices are presently located at 8080 N. Central Expressway, Suite 660, Dallas, Texas occupying approximately 13,101 square feet of space under a lease agreement which expires in April, 2005.

         The Company's principal property holdings consist of leasehold interests in oil and gas properties located in the United States, primarily in Oklahoma, Texas and New Mexico. The leaseholds are continued in force so long as production from lands under lease is maintained. The Company believes that it has satisfactory title to its oil and gas properties. Such properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes, and other burdens and minor encumbrances, easements, and restrictions. The Company believes such burdens do not materially detract from the value of the properties or materially interfere with their use in the operation of the Company's business. The Company has pledged certain of its oil and gas properties to secure its term loan.

ESTIMATED PROVED RESERVES,
FUTURE NET REVENUES AND PRESENT VALUE

         Reflected below are the estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas owned by the Company as of December 31, 1999, 1998, and 1997. Such reserve information has been prepared by the Company's staff of petroleum engineers and audited by the independent petroleum consulting firm of Netherland, Sewell, and Associates, Inc. No reserve reports with respect to the Company's proved net oil or gas reserves were filed with any federal authority or agency during the fiscal year ended December 31, 1999.


                                                         December 31
                           -----------------------------------------------------------------------------
                                    1999                        1998                      1997
                           -----------------------    ------------------------    ----------------------

                            Oil (MB)    Gas (MMCF)     Oil (MB)     Gas (MMCF)    Oil (MB) Gas    (MMCF)
                            --------    ----------     --------     ----------    ------------    ------

Proved Developed           10,072.7      28,917.2      4,947.1       12,262.1       6,761.9      12,001.6
Proved Undeveloped          1,447.3       3,009.7         72.4          642.0         386.5         733.3
                           --------      --------      -------       --------       -------      --------

Total Proved Reserves      11,520.0      31,926.9      5,019.5       12,904.1       7,148.4      12,734.9
                           ========      ========      =======       ========       =======      ========

       The following table summarizes the future net revenues, using current prices and costs as of the dates indicated, as well as the present value, discounted at 10%, of such future net revenues from estimated production of proved reserves of crude oil and natural gas as of December 31, 1999, 1998, and 1997. Oil and gas prices used in the tabulation of the amounts below are based on the price received for each lease at December 31 of the appropriate year. The weighted average prices at December 31, 1999, 1998, and 1997 respectively, used in the estimates were $23.69, $10.02, and $15.72 per barrel of oil and $2.04, $1.86, and $2.05 per mcf of natural gas. Lease and well operating costs are based upon actual operating expense records.


                                                                                December 31
                                          ----------------------------------------------------------------------------------
                                                      1999                           1998                        1997
                                          -----------------------         --------------------       ----------------------
                                           Future         Present         Future       Present         Future       Present
                                             Net           Value            Net         Value            Net         Value
Expressed in 000's                        Revenue          @ 10%         Revenue        @ 10%         Revenue        @ 10%
                                          -------         -------        -------       -------        -------       ------

Proved Developed                         $171,425        $112,842        $34,048       $23,374       $ 59,789      $ 41,357
Proved Undeveloped                         20,593           9,851          1,302           783          2,848         1,203
                                          -------         -------         ------        ------        -------       -------

Total Proved Reserves                    $192,018        $122,693        $35,350       $24,157       $ 62,637      $ 42,560
                                          =======         =======         ======        ======        =======       =======


Amounts presented in the tables above are before the effects of income taxes.

PRODUCTION, SALES PRICES AND COSTS

     The following table sets forth the Company's net oil and gas production, average sales prices and production costs for the three years ended December 31, 1999.

                                                                               December 31
                                                                ----------------------------------
                                                                1999           1998          1997
                                                                ----           ----          ----
Production:
  Oil (MB)                                                      990.9        1,025.5       1,106.0
  Gas (MMCF)                                                  2,289.6        1,637.3       1,957.1

Average Sales Prices:
  Oil (per BBL)                                                $17.64         $12.38        $19.38
  Gas (per MCF)                                                $ 2.58         $ 2.12        $ 2.58

Average Production Costs:
  Per net equivalent barrel of oil (1)(2)                      $ 5.71         $ 5.91        $ 6.43







(1)      Six MCF of gas equals one net equivalent barrel ("NEB").
(2) Production costs are comprised of severance and advalorem taxes, if applicable, and lease operating expenses, which include workover costs.


PRODUCTIVE WELLS AND ACREAGE

         As of December 31, 1999, the Company owned an interest in approximately 1,419 gross (457.5 net) wells, of which 1,311 gross (415.9 net) are oil wells and 108 gross (41.6 net) are gas wells, located on approximately 53,888 gross (21,637 net) producing acres.

UNDEVELOPED ACREAGE

         The following table sets forth the Company's gross and net undeveloped acreage as of December 31, 1999.
                                                          Undeveloped Acreage
                                                          -------------------
                                                       Gross              Net
                                                       -----              ---

Arkansas................................................848                369
Colorado.................................................80                 10
Louisiana.............................................1,185                461
North Dakota............................................ 62                  4
Oklahoma................................................135                 70
Texas.................................................9,143              2,912
Wyoming.............................................. 2,376                809
                                                     ------             ------

Total                                                13,829              4,635
                                                     ======             ======

DRILLING ACTIVITY

         The following table sets forth the results of the Company's drilling activity during the three years ended December 31, 1999.


                                                    Exploratory                   Development                     Total
                                                    -----------                   -----------                     -----
                                             Gross            Net          Gross           Net          Gross           Net
                                             -----            ---          -----           ---          -----           ---

December 31, 1999
         Productive                              0           .000              5         1.888              5         1.888
         Dry                                     2           .650              0          .000              2          .650
                                               ---          -----            ---        ------            ---        ------

  Total                                          2           .650              5          1.888             7          2.538
                                               ===          =====            ===         ======           ===         ======

December 31, 1998
         Productive                              2           .438              7          .916              9         1.354
         Dry                                     0           .000              0          .000              0          .000
                                               ---          -----            ---        ------            ---        ------

  Total                                          2           .438              7           .916             9          1.354
                                               ===          =====            ===         ======           ===         ======

December 31, 1997
         Productive                              0           .000              8         3.469              8         3.469
         Dry                                     4           .663              1         1.000              5         1.663
                                               ---          -----            ---        ------            ---        ------

  Total                                          4           .663              9          4.469            13          5.132
                                               ===          =====            ===         ======           ===         ======


         At March 17, 2000, and December 31, 1999, the Company had no wells in the process of being drilled.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is a defendant in minor lawsuits that have arisen in the ordinary course of business. The Company does not expect any of these lawsuits or other items to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the Company's executive officers as of March 17, 2000, is set forth in the table below.

      Name                     Position                        Age       Since
      ----                     --------                        ---       -----

James G. Maynard           Chairman of the Board,              73        1971
                           Chief Executive Officer
                           and Treasurer

Glenn R. Moore             President and Chief                 62        1982
                           Operating Officer

L. Brent Carruth           Vice President of                   66        1984
                           Operations

Kenneth W. Hatcher         Vice President of                   56        1983
                           Finance

Linda K. Burgess           Corporate Secretary                 51        1984
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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The Company's Common Stock is traded in the over-the-counter market, NASDAQ trading symbol "MOIL". The high and low sales prices for each quarterly period during the two years ended December 31, 1999, were as follows:


     1999           High           Low               1998              High           Low
     ----           ----           ---               ----              ----           ---

First Quarter      $8 11/16      $7              First Quarter         $11           $ 9 3/4
Second Quarter     10 3/8         8 1/4          Second Quarter         11             9 3/4
Third Quarter      10 7/8         9 3/8          Third Quarter          10 5/8         7
Fourth Quarter     12             9 1/2          Fourth Quarter         10 1/2         7


         As of March 17, 2000, the Company had approximately 818 shareholders of record.

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


                                                                                        December 31
                                                       --------------------------------------------------------------------
                                                       1999           1998             1997           1996            1995
                                                       ----           ----             ----           ----            ----
Oil and gas sales
  and royalties                                     $23,392         $16,166         $26,477         $30,583         $20,540
Income (loss) before
  income taxes (1)                                    7,148         (11,897)          6,613          15,758          4,354
Net income (loss) (1)                                 4,355          (7,816)          4,455           9,954          3,023
Per share income
 (loss) (1)(2)                                          .89           (1.60)            .91            2.04             .62
Total assets                                         94,708          60,363          78,286          81,257          72,838
Long-term debt                                       32,513           6,250          11,250          16,250          21,250
Shareholders' equity                                 49,991          45,647          53,509          49,054         39,104
Net working capital
 (deficit)                                            8,321          16,448          17,503          12,942           (370)
Net cash provided by
  operating activities                                9,661           5,025          11,250          13,921         11,558

(1) Includes effect of 1998 impairment of oil and gas properties amounting to $8,754,846.

(2) Basic and diluted earnings (loss) per share were the same for the years presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998
----------------------------------------------------------
OVERVIEW
--------

         Maynard Oil considers 1999 a successful year from the standpoint of adding significant oil and gas volumes to its hydrocarbon reserve base and from the standpoint that pricing for these volumes recovered from record low levels at year-end 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During 1999, the Company made two producing property acquisitions for a combined purchase price of $42,900,000, participated in the drilling of seven wells, continued maintenance activities on existing properties, and made its scheduled bank loan payments. In order to accomplish these activities, the Company incurred additional bank debt of $32,000,000 and reduced its cash balance by almost eight million dollars. However, 14% of the Company's assets are represented by cash, which will be utilized along with internally generated cash flow and additional bank debt, if necessary, to fund future oil and gas activities.

RESULTS OF OPERATIONS
---------------------
YEAR ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998
----------------------------------------------------------

         For the year ended December 31, 1999, the Company earned eighty-nine cents per share compared to the prior year loss of one dollar and sixty cents per share. The loss in 1998 was primarily related to oil and gas price reductions which resulted in lower oil and gas revenues and a non-cash impairment charge to oil and gas properties of $1.18 per share.

         Oil and gas revenues rose $7,226,189, or almost 45% between the two years, primarily due to price increases and higher gas volumes resulting from the current year property acquisitions. Oil and gas prices were $5.26 per barrel and forty-six cents per thousand cubic feet (mcf) higher than a year ago. Gas volumes increased approximately 40% while oil volumes declined slightly more than 3% during this one year period.

         On a net equivalent barrel basis, lease operating expense declined twenty cents per NEB from $5.91 in 1998 to $5.71 in 1999 because expense workovers were less during the current period than the same period a year ago.

         Exploration costs increased $141,890, or 36%, during 1999 primarily because the Company drilled two exploratory dry holes in the current year, which are expensed under the successful efforts method of accounting since no commercial hydrocarbon reserves were found. During 1998, two exploratory wells were productive and capitalized as oil and gas property.

         General and administrative expense category reflects a $513,470 increase which is primarily the result of phantom stock adjustments. During the current year, phantom stock expense was charged $214,875, while in 1998, general and administrative expenses included a phantom stock credit of $262,625. Phantom stock charges and credits arise as a result of stock price fluctuations. Closing stock prices at December 31, 1999, 1998, and 1997 were $9.75, $7.50, and $10.25 respectively.

         Depreciation and amortization expense was reduced almost 41% from prior year levels. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. During 1998, the effects of lower oil and gas prices reduced the estimated quantities of recoverable proved reserves which resulted in increased expense. Likewise, higher product prices in the current year increased the estimated quantities of recoverable proved reserves and decreased the average depletion rate. On a net equivalent barrel basis, the current rate was $4.26 per NEB compared with $7.58 per NEB last year. Last year's impairment charge amounted to $6.74 per NEB. If the 1998 write down of oil and gas properties had not occurred, thus leaving the impairment amount capitalized, the current year depreciation and amortization expense would have increased forty-six cents per NEB.

         Average oil prices for December, 1999 were $23.47 per barrel compared with an average of $10.02 a year ago. Consequently, there was no indication the carrying amount of the Company's assets should be assessed for recoverability, and thus there was no impairment charge during the current year.

         Interest expense decreased $117,644 due to scheduled bank note payments and the resulting lower average principal amounts outstanding. For future periods, the amount of interest expense should rise because of the $32,000,000 increase in bank debt which occurred in late 1999.

         Income tax expense reflects a charge of $2,793,000 during the current period while the prior year included a tax benefit of $4,081,856 to reflect the losses related to pricing reductions.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997
----------------------------------------------------------
OVERVIEW
--------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

RESULTS OF OPERATIONS
---------------------
YEAR ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997
----------------------------------------------------------

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

         Lease operating expenses decreased 14%, from $10,124,212 in 1997 to $8,722,565 in 1998, primarily due to lower production taxes resulting from the significant decline in oil and gas prices. On a net equivalent barrel basis, this decrease was fifty-two cents per NEB, from $6.43 per NEB in 1997 to $5.91 per NEB during the current year.

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

         General and administrative expenses increased approximately 20% in 1998, due primarily to decreased amounts accrued under an employee benefit plan, which is based upon stock price (see Note 8 to the Company's Consolidated Financial Statements). Last year, general and administrative expense was credited $518,563 as the Company's stock price fell from $18.75 per share at the end of 1996 to $10.25 per share at the end of 1997. During the current calendar year, the Company's general and administrative expense was credited $262,625 to reflect a further stock price reduction from $10.25 per share to $7.50 per share at the end of 1998. Thus, the Company ended 1998 with a liability of $234,750 representing future cash payments to which various employees covered by this plan are entitled whenever their employment by the Company is ended.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company must adopt SFAS 133 effective January 1, 2001. Based on the Company's outstanding derivative contracts, the Company believes that the impact of adopting this standard would not have a material adverse affect on the Company's operations or consolidated financial condition. However, no assurances can be given with regard to the level of the Company's derivative activities at the time SFAS 133 is adopted or the resulting effect on the Company's operations or consolidated financial condition.

YEAR 2000 DISCLOSURE
--------------------

         The Company has not experienced any problems related to the year 2000 date change, nor have its suppliers experienced any difficulties with respect to the products and services provided to the Company.

CERTAIN FACTORS THAT COULD AFFECT FUTURE OPERATIONS
---------------------------------------------------

         Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, teleconferences or otherwise, may be deemed to be 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the 'Safe Harbor' provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. When used in this document, the words "anticipates," "estimates," "expects," "believes," "intends," "plans" and similar expressions are intended to identify such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.

ITEM 7.A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK
--------------

         The Company's primary commodity market risk exposure is to changes in the pricing applicable to its oil production, which is normally priced with reference to a defined benchmark, such as light, sweet crude oil traded on the New York Mercantile Exchange (WTI). Actual prices received vary from the benchmark depending on quality and location differentials. The markets for crude oil historically have been volatile and are likely to continue to be volatile in the future.

         From time to time, the Company enters into financial market transactions, including collars, with creditworthy counterparties, primarily to reduce the risk associated with the pricing of a portion of the oil and natural gas that it sells. The policy is structured to underpin the Company's planned revenues and results of operations.

         During 1999, the Company entered into a derivative financial instrument whereby the Company has hedged 2,500 barrels of daily production from November 1, 1999 through June 30, 2000 with a ceiling price of $23.90/bbl and a floor price of $14.00/bbl. The contracts call for a monthly settlement such that if the average WTI for the month is greater than $23.90/bbl, The Company remits to the counterparty the excess times the number of barrels hedged during the month. Conversely, if the average WTI for the month is less than $14.00/bbl, the counterparty pays the Company for the difference times the number of barrels hedged during the month. If the average WTI for the month falls between $14.00/bbl and $23.90/bbl, no settlement is made. As a result of this arrangement, the Company's oil and gas revenues were reduced by $234,673 during 1999.

INTEREST RATE RISK
------------------

         While the Company does have interest rate risk associated with the $38.25 million in outstanding borrowing as of December 31, 1999, they do not consider the risk to have a material impact on the Company's operations. As such, the Company does not hedge against interest rate risk exposure.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 8 is included on pages 19 through 38 of this Report.

ITEM 9.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE.

         None

                                    PART III

         The information required by Part III (Items 10 through 13) is set forth in the Company's Proxy Statement for the annual meeting of stockholders to be held on May 17, 2000, and is incorporated herein by reference. Information with respect to the Company's executive officers as of March 17, 2000, is set forth commencing on pages 8 and 9 hereof under the caption "Executive Officers of the Registrant".

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

FINANCIAL STATEMENTS AND SCHEDULES

              See Index to Consolidated Financial Statements and Schedule on page 19 of this Report.

REPORTS ON FORM 8-K

              On October 21, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission, to report the acquisition of oil and gas properties.

              On November 23, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission, as amended by Amendment No. 1 on Form 8-KA dated January 25, 2000 to report the acquisition of producing oil and gas properties. Pro forma financial information was included in the report, as amended.

EXHIBITS

         3.1      (a)      Certificate of Incorporation, as amended, filed as
                           Exhibit 3.1 to the Company's Annual Report on Form
                           10-K for its fiscal year ended December 31, 1980 (the
                           "1980 Form 10-K"), and incorporated herein by reference.

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

         3.2      (a)      By-Laws, as amended, filed as Exhibit 3.2(b) to the
                           1981 Form 10-K and incorporated herein by reference.

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

                  (f) By-Laws, as amended, filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

          4.1 Second Restated Loan Agreement, dated November 12, 1999 between Maynard Oil Company and Bank One, Texas, N.A., filed herewith.

         10.1 1989 Stock Participation Plan, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995 and incorporated herein by reference.

         21.1 List of subsidiaries of the Company as of December 31, 1999, filed herewith.

         27                Financial Data Schedule, filed herewith.

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


Date:  March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated in multiple counterparts with the same force and effect as if each person executing a separate counterpart has joined in execution of the same counterpart.




/s/  James G. Maynard             Chairman of the Board,         March 30, 2000
------------------------
         James G. Maynard         Chief Executive Officer
                                    & Treasurer

/s/  Glenn R. Moore               President and Chief             March 30, 2000
------------------------
         Glenn R. Moore             Operating Officer

/s/  Kenneth W. Hatcher           Vice President of Finance       March 30, 2000
------------------------
         Kenneth W. Hatcher         (Principal Financial
                                    and Accounting Officer)

/s/  Robert B. McDermott          Director                        March 30, 2000
------------------------
         Robert B. McDermott


/s/  Ralph E. Graham              Director                        March 30, 2000
------------------------
         Ralph E. Graham

                       MAYNARD OIL COMPANY AND SUBSIDIARY

             Index to Consolidated Financial Statements and Schedule


                                                                          Page


Financial Statements:

         Report of Independent Accountants                                 20

         Consolidated Balance Sheets - December 31, 1999 and 1998          21

         Consolidated Statements of Operations - Three years ended
            December 31, 1999                                              22

         Consolidated Statements of Shareholders' Equity - Three
            years ended December 31, 1999                                  23

         Consolidated Statements of Cash Flows - Three years
            ended December 31, 1999                                        24

         Notes to Consolidated Financial Statements                        25

         Financial Statement Schedule for the Three years ended December 31, 1999

                    II - Valuation and Qualifying Accounts                 38

         All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors and Shareholders of Maynard Oil Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Maynard Oil Company and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
Dallas, Texas
March 28, 2000

                       MAYNARD OIL COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                            December 31,
                                                --------------------------------
                                                      1999             1998
                                                      ----             ----
ASSETS
Current assets:
   Cash and cash equivalents                     $  12,910,321    $  20,889,742
   Accounts receivable, trade                        6,029,188        2,568,807
     Income taxes receivable                           750,000          977,587
     Other current assets                              836,554          478,680
                                                 -------------    -------------
         Total current assets                       20,526,063       24,914,816
                                                 -------------    -------------

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                                151,655,045      107,292,314
   Other property and equipment                        337,546          460,475
                                                 -------------    -------------
                                                   151,992,591      107,752,789
   Less accumulated depreciation and
    amortization                                   (78,158,395)     (72,985,138)
                                                 -------------    -------------
      Net property and equipment                    73,834,196       34,767,651
                                                 -------------    -------------

Deferred income taxes                                  348,000          681,000
                                                 -------------    -------------

                                                 $  94,708,259    $  60,363,467
                                                 =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt        $   5,737,500    $   5,000,000
   Accounts payable                                  4,249,724        2,583,357
   Accrued expenses                                  1,257,618          842,368
   Income taxes payable                                960,212           40,799
                                                 -------------    -------------
              Total current liabilities             12,205,054        8,466,524
                                                 -------------    -------------

Long-term debt                                      32,512,500        6,250,000

Shareholders' equity:
   Preferred stock of $.50 par value
     Authorized 1,000,000 shares; none
        issued                                            --               --
   Common stock of $.10 par value
     Authorized 20,000,000 shares;
     4,880,887 and 4,884,597 shares
     issued and outstanding                            488,089          488,460
   Additional paid-in capital                       18,831,138       18,831,138
   Retained earnings                                30,671,478       26,327,345
                                                 -------------    -------------
              Total shareholders' equity            49,990,705       45,646,943
                                                 -------------    -------------

Contingencies and commitments (note 11)
                                                 $  94,708,259    $  60,363,467
                                                 =============    =============

See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Operations

                                                    Years ended December 31,
                                           ------------------------------------------
                                              1999           1998             1997
                                              ----           ----             ----
Revenues:
   Oil and gas sales and royalties        $ 23,392,231   $ 16,166,042    $ 26,477,238
   Interest and other                          794,478      1,329,606       1,229,556
   Gain on disposition of assets               312,746          6,275         191,873
                                          ------------   ------------    ------------
                                            24,499,455     17,501,923      27,898,667
                                          ------------   ------------    ------------

Costs and expenses:
   Operating expenses                        7,839,205      7,672,710       9,203,132
   Exploration, dry holes and
         abandonments                          533,608        391,718         838,580
   General and administrative                2,237,260      1,723,790       1,484,004
   Depreciation and amortization             5,848,272      9,845,105       8,063,249
   Impairment of oil and gas properties           --        8,754,846         227,879
   Interest and other                          893,475      1,011,119       1,468,968
                                          ------------   ------------    ------------
                                            17,351,820     29,399,288      21,285,812
                                          ------------   ------------    ------------

   Income (loss) before income taxes         7,147,635    (11,897,365)      6,612,855

Income tax expense (benefit)                 2,793,000     (4,081,856)      2,157,500
                                          ------------   ------------    ------------

     Net income (loss)                    $  4,354,635   $ (7,815,509)   $  4,455,355
                                          ============   ============    ============

Weighted average number of common
   shares outstanding                        4,883,536      4,887,882       4,889,450
                                          ============   ============    ============

Net income (loss) per common share
   (basic and diluted)                    $        .89   $      (1.60)   $        .91
                                          ============   ============    ============

See accompanying Notes to Consolidated Financial Statements.




                       MAYNARD OIL COMPANY AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity


                                                            Common Stock            Additional
                                                                                     Paid-in      Retained
                                                    Shares          Amount           Capital      Earnings          Total
                                                    ------          ------           -------      --------          -----

Balance at December 31, 1996                         4,889,450    $    488,945    $ 18,831,138   $ 29,733,657    $ 49,053,740
     Net income                                           --              --              --        4,455,355       4,455,355
                                                  ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1997                         4,889,450         488,945      18,831,138     34,189,012      53,509,095
     Net (loss)                                           --              --              --       (7,815,509)     (7,815,509)
     Purchase and retirement
       of common stock                                  (4,853)           (485)           --          (46,158)        (46,643)
                                                  ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1998                         4,884,597         488,460      18,831,138     26,327,345      45,646,943
     Net income                                           --              --              --        4,354,635       4,354,635
     Purchase and retirement
       of common stock                                  (3,710)           (371)           --          (10,502)        (10,873)
                                                  ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1999                         4,880,887    $    488,089    $ 18,831,138   $ 30,671,478    $ 49,990,705
                                                  ============    ============    ============   ============    ============



See accompanying Notes to Consolidated Financial Statements



                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                               Years ended December 31,
                                                               ------------------------
                                                          1999            1998           1997
                                                          ----            ----           ----
Cash flows from operating activities:
     Net income (loss)                              $  4,354,635    $ (7,815,509)   $  4,455,355
     Adjustments to reconcile net income (loss)to
       net cash provided by operating activities:

       Depreciation and amortization                   5,848,272       9,845,105       8,063,249
       Impairment of oil and gas properties                 --         8,754,846         227,879
       Deferred income tax expense (benefit)             333,000      (3,313,000)        413,000
       Exploration, dry holes and
         abandonments                                    451,688         345,284         512,317
       Current year costs of dry holes and
         abandonments                                   (424,077)       (145,868)       (436,058)
       Gain on disposition of assets                    (312,746)         (6,275)       (191,873)
     (Increase) decrease in current assets:
       Accounts receivable                            (3,460,381)        605,828       1,099,804
       Income taxes receivable                           227,587        (884,967)        (92,620)
       Other current assets                             (357,874)         67,558          38,783
     Increase (decrease) in current liabilities:
     Accounts payable                                  1,666,367      (1,688,305)        679,258
     Accrued expenses                                    415,250        (559,653)       (308,660)
       Income taxes payable                              919,413        (179,999)     (3,210,678)
                                                    ------------    ------------    ------------

       Net cash provided by operating
         activities                                    9,661,134       5,025,045      11,249,756
                                                    ------------    ------------    ------------

Cash flows from investing activities:
     Proceeds from disposition of assets                 555,022          38,880         263,613
     Additions to property and equipment             (45,184,704)     (3,711,828)     (3,746,528)
                                                    ------------    ------------    ------------

       Net cash used by
         investing activities                        (44,629,682)     (3,672,948)     (3,482,915)
                                                    ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt         32,000,000            --              --
     Principal payments on long-term debt             (5,000,000)     (5,000,000)     (5,000,000)
     Purchase of common stock                            (10,873)        (46,643)           --
                                                    ------------    ------------    ------------

       Net cash provided (used) by
         financing activities                         26,989,127      (5,046,643)     (5,000,000)
                                                    ------------    ------------    ------------

Net increase (decrease) in cash
 and cash equivalents                                 (7,979,421)     (3,694,546)      2,766,841
Cash and cash equivalents at beginning
  of year                                             20,889,742      24,584,288      21,817,447
                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year            $ 12,910,321    $ 20,889,742    $ 24,584,288
                                                    ============    ============    ============


See accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


(1)       Summary of Significant Accounting Policies
          ------------------------------------------

          Business Activity
          -----------------

          Maynard Oil Company (the Company) is engaged in the acquisition, exploration, development, production and sale of crude oil and natural gas in the Continental United States, primarily in the states of Texas, Oklahoma and New Mexico.

          Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the accounts of Maynard Oil Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

          Cash Equivalents
          ----------------

          Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

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

          Depreciation and amortization of producing properties is computed using the unit-of-production method based upon estimated proved recoverable reserves. Depreciation of other property and equipment is calculated using the straight-line method based upon estimated useful lives ranging from two to ten years.

          Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts, and the resulting gain or loss is recognized.

          Revenue Recognition
          -------------------

          The Company recognizes oil and gas sales from its interests in producing wells under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of oil and natural gas sold to purchasers, which may be different from the amounts to which the Company is entitled based on its interest in the properties. Gas balance obligations as of December 31, 1999, 1998 and 1997 were not significant.

          Overhead Reimbursement Fees
          ---------------------------

          Prior to 1999, overhead charges billed to working interest owners, including the Company, have been classified as a reduction of general and administrative expenses in the Consolidated Statements of Operations with the Company's working interest share being included in operating expenses. For 1999, the Company reduced general and administrative expenses by only the amounts actually due from outside working interest owners and has reclassified the expenses for 1998 and 1997 to conform with the 1999 presentation. The effect of this reclassification for the prior two years is as follows:


                                                              1998                                 1997
                                                              ----                                 ----
                                                      As                  As                  As                As
                                                 Previously            reclassi-          Previously         reclassi-
                                                  Reported               fied              Reported            fied
                                                  --------               ----              --------            ----
          General and admini-
            strative expenses                     $673,935            $1,723,790            $562,924        $1,484,004

          Operating expenses                     8,722,565             7,672,710           10,124,212        9,203,132


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

          Derivative Financial Instruments
          --------------------------------

          The Company periodically enters into commodity hedge contracts, including caps and floors which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of crude oil or natural gas without the exchange of underlying volumes. The notional amounts of these derivative financial instruments are based on expected production from existing wells. The Company uses these derivative financial instruments to manage market risks resulting from fluctuations in commodity prices.

          The derivative financial instruments held by the Company are not leveraged and are held for purposes other than trading.

          Correlation of the hedge contracts is determined by evaluating whether hedge contract gains and losses will substantially offset the effects of price changes on the underlying crude oil and natural gas sales volumes. To the extent that correlation exists between the hedge contracts and the underlying crude oil and natural gas sales volumes, realized gains or losses and related cash flows arising from the hedge contracts are recognized as a component of oil and natural gas sales in the same period as the sale of the underlying volumes. To the extent that correlation does not exist between the hedge contracts and the underlying crude oil and the natural gas sales volumes, realized gains or losses and related cash flows arising from the hedge contracts are recognized in the period as a component of other income. The fair market value of any hedge contract that does not meet the correlation test outlined above is recorded as a deferred gain or loss on the balance sheet and is adjusted to current market value at each balance sheet date with any deferred gains or losses recognized as a component of other income.

          In the event that management decides to terminate a hedge contract, generally accepted accounting principles require that any gains or losses upon termination be carried forward and recognized as a component of oil and natural gas sales in the period in which the underlying volumes are sold.

          Income per Common Share
          -----------------------

          The Company does not have a complex capital structure, and consequently, net income per common share is computed using the weighted average number of common shares outstanding during each year. Basic and diluted earnings per share were the same for 1999, 1998 and 1997.

          Segment Information
          -------------------

          All of the Company's oil and gas properties and related operations are located in the United States and management has determined that the Company has one reportable segment.

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

          Reclassifications
          -----------------

          Certain reclassifications of prior period statements have been made to conform with the 1999 presentation.

(2)       Fair Value of Financial Instruments, Risk Management, and
          ---------------------------------------------------------
          Concentrations of Credit Risk
          -----------------------------

          Fair Value of Financial Instruments
          -----------------------------------

          The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt, including the current portion, approximates fair value because the interest rate on this instrument changes with market interest rates.

          Risk Management
          ---------------

          During 1999, the Company entered into a derivative financial instrument whereby the Company has hedged 2,500 barrels of daily production from November 1, 1999 through June 30, 2000 with a ceiling price of $23.90/bbl and a floor price of $14.00/bbl. The contracts call for a monthly settlement such that if the average WTI for the month is greater than $23.90/bbl, Maynard remits to the counterparty the excess times the number of barrels hedged during the month. Conversely, if the average WTI for the month is less than $14.00/bbl, the counterparty pays Maynard for the difference times the number of barrels hedged during the month. If the average WTI for the month falls between $14.00/bbl and $23.90/bbl, no settlement is made. As a result of this arrangement, the Company's oil and gas revenues were reduced by $234,673 during 1999.

          Concentration of Credit Risks
          -----------------------------

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

          During the years ended December 31, 1999 and 1997, oil and gas sales to three customers, amounting to approximately $4,143,000, $2,868,000, and $2,457,000 and $5,698,000, $5,067,000 and $3,783,000,
          respectively, each accounted for more than 10% of total consolidated revenues. For the year ended December 31, 1998, oil and gas sales to four customers, amounting to approximately $2,449,000, $2,277,000, $2,183,000, and

          $2,144,000, respectively, each accounted for more than 10% of total consolidated revenues.

(3)       Subsequent Event
          ----------------

          On March 16, 2000, the Company purchased eight producing wells for $2,800,245 at auction. These wells are located in Garza, Dawson, and Ector Counties, Texas.

(4)       Acquisitions (Reserve information is unaudited)
          -----------------------------------------------

          During 1999, the Company consummated two separate producing property acquisitions for a gross purchase price of $42,900,000. In July and August of 1999, the Company purchased interests in twenty-three producing oil and gas wells located in four counties in Texas (Fayette, Hardeman, Webb, and Duval) at auction. Estimated proved reserves associated with this transaction approximated 400,000 barrels of oil and 4.9 billion cubic feet of gas (BCF). Total consideration paid was $10,900,000.

          On November 12, 1999, Maynard Oil bought an interest in 170 oil and gas properties in the Permian Basin of Southeastern New Mexico and West Texas from Questar Exploration and Production Company for $32,000,000. Total proved reserves were estimated to be 4 million barrels of oil and 11.6 bcf of gas. In conjunction with this transaction, the Company entered into a new term loan arrangement with Bank One, Texas.

          The above acquisitions were accounted for as purchases, and their results of operations are included in the Consolidated Statements of Operations from the closing dates. In connection with the Questar purchase, results of operations from the effective date through the closing date were recorded as purchase price adjustments.

          The following table presents unaudited pro forma operating results for the Questar transaction as if this $32,000,000 acquisition had occurred on January 1, 1998.
                                                        Years ended December 31,
                                                        ------------------------
                                                         1999          1998
                                                         ----          ----
          Amounts in thousands, except per
            share amounts
                  Sales                                 $30,653         $24,345
                  Net income (loss)                       4,342          (9,092)
          Income (loss) per common share:
            Income (loss)                                   .89          ($1.86)

(5)       Impairment of Long-Lived Assets
          -------------------------------

          Oil and gas prices fell from an average of $15.72 per barrel and $2.05 per mcf at the end of 1997 to averages of $10.02 per barrel and $1.86 per mcf, at the end of 1998. Consequently, the Company performed an impairment evaluation of its oil and gas properties and recognized a non-cash impairment of $8,754,846 in December 1998 to account for those properties whose investment would not be recoverable under the Company's current pricing assumptions, as defined by Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121").

          For 1997, when oil prices ranged from averages of $16.52 to $22.11 per barrel and gas prices averaged $2.05 to $3.59 per mcf, the Company recognized an impairment of oil and gas properties amounting to $227,879.

(6)       Cash Flow Data
          --------------

          Supplemental cash flow information for the three years ended December 31, 1999 is summarized as follows:

                                            1999         1998           1997
                                            ----         ----           ----
          Cash paid:
            Interest expense            $  758,695     $982,258     $1,462,269
                                         =========      =======      =========

            Income taxes                $1,279,111     $330,000     $5,047,847
                                         =========      =======      =========

(7)       Long-term Debt

          Long-term debt at December 31, 1999 and 1998 is summarized as follows:


                                                              1999                      1998
                                                              ----                      ----
          Term note due in 20 equal quarterly
            installments of $1,912,500 commencing
            April 1, 2000. Interest paid quarterly
            at varying rates.  Certain oil and gas
            properties are pledged as collateral.         $38,250,000                    --
          Term note due in 20 equal quarterly
            installments of $1,250,000 commencing
            April 1, 1996 plus one payment of
            $1,062,500 made January 1, 1996.
            Interest paid quarterly at varying
            rates.  Certain oil and gas properties
            are pledged as collateral.                                              $11,250,000
          Less current installments                         5,737,500                 5,000,000
                                                           ----------                ----------

            Long-term debt                                $32,512,500               $ 6,250,000
                                                           ==========                ==========


          Effective November 12, 1999, the Company executed a new loan agreement with Bank One, Texas, increasing its outstanding loan from $6,250,000 to $38,250,000 in connection with the acquisition of producing properties discussed in Note 4.

          The term note permits the Company to choose between three interest rate options and to specify what portion of the loan is covered by a specific interest rate option and the applicable funding period to which the interest rate option is to apply. The interest rate options are as follows:

                  (1)      Bank's prime lending rate
                  (2)      Bank's certificate of deposit rate
                  (3)      London interbank eurodollar rate (Eurodollar)

          At December 31, 1999, interest on the bank term loan was at a rate of approximately 6.99%.

          The credit agreement contains various financial covenants related to working capital, net worth, and cash flow. Additionally, the debt agreement places certain limitations on the incurrence of additional debt and prohibits the payment of dividends.

(8)       Employee Incentive Plans
          ------------------------

          In August 1989, an employee incentive plan was adopted, whereby stock participation units might be granted to officers and key employees. Such stock participation units entitle a participant to a cash payment following termination of employment in an amount equal to the excess, if any, of the fair market value of one share of the Company's common stock over a share price specified on the date of grant, multiplied by the number of vested units. The units vest over a five year period with 25% vesting after two years and the remainder in three equal annual installments. For the year ended December 31, 1989, 73,000 units were awarded to certain employees at a price of $4.50 per share of which 49,500 units remain outstanding at December 31, 1999, all of which are 100% vested. During August 1993, 52,000 additional units were awarded at $5.625 per share of which 46,000 units remain outstanding and are also 100% vested. Earnings are charged and credited over the life of the units for fluctuations in stock prices from $4.50 per share and $5.625 per share. During the current year, operations were charged $111,375 and $103,500 in regard to the stock participation units granted in 1989 and 1993, respectively. These charges reflect the increase in closing stock prices from $7.50 per share at December 31, 1998 to $9.75 per share at December 31, 1999. During 1998 and 1997, respectively operations were credited $262,625 and $518,563.

(9)       Income Taxes
          ------------

          Income tax expense (benefit) consists of the following:

                                               Years ended December 31,
                               ------------------------------------------------
                                   1999              1998                  1997
                                   ----              ----                  ----
            Federal
              Current         $ 2,227,000        $  (734,967)         $1,212,500
              Deferred            333,000         (3,313,000)            413,000
            State                 233,000            (33,889)            532,000
                               ----------          ---------           ---------
                              $ 2,793,000        $(4,081,856)         $2,157,500
                               ==========         ==========           =========

          Income tax expense(benefit) for the three years ended December 31, 1999 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34% to income (loss) before income taxes. The reasons for this difference are as follows:


                                                                Years ended December 31,
                                               ---------------------------------------------------
                                                    1999                1998                  1997
                                                    ----                ----                  ----
          Income tax expense (benefit)
            at U.S. statutory rate             $2,430,196           $(4,045,104)         $2,248,371
          State income taxes (benefit),
            net of Federal income
            tax effects                           153,780               (22,366)            351,120
          Allowable depletion in
            excess of cost depletion             (135,215)               --                (223,261)
          Items not related to current
            year earnings                         305,751                --                (136,000)
          All other items                          38,488               (14,386)            (82,730)
                                                ---------             ---------            ---------

            Income tax expense
                  (benefit)                    $2,793,000           $(4,081,856)         $2,157,500
                                                =========             =========           =========


          The components of the net deferred tax asset were as follows:

                                                          December 31,
                                                -------------------------------
                                                   1999                  1998

          Oil and gas property assets          $  178,000           $  621,000
          Employee benefit
            obligations                           170,000               60,000
                                                ---------            ---------

          Net deferred tax asset               $  348,000           $  681,000
                                                =========            =========

          For both 1999 and 1998, the net deferred tax calculation resulted in the recognition of a deferred tax asset. After review by management, it was determined no valuation allowance was deemed necessary.

(10)      Employee Benefit Plans
          ----------------------

          The Company adopted a noncontributory defined contribution retirement plan for all full-time employees age 21 or older who have completed one year of service. The plan provides for a minimum annual contribution by the Company equal to 3% of an employee's base salary plus overtime compensation. At its discretion, the Company may also make supplemental contributions to the plan. For calendar 1997, 1998 and 1999, the Company elected to contribute 5% for each employee covered by this plan. Under this plan, amounts equal to retirement plan expense are funded annually, which amounted to $106,462, $103,458 and $99,313, respectively, for the years ended December 31, 1999, 1998 and 1997 respectively.

          The Company also has a profit sharing plan pursuant to Section 401 of the Internal Revenue Code, whereby participants may contribute a percentage of compensation. The Plan provides for a matching contribution by the Company equal to one-half of the employee's percentage contribution up to the first 10% of compensation for 1999, 1998, and 1997. During this same three year period, the Company's matching portion amounted to $93,823, $91,911, and $91,302, respectively.

(11)      Contingencies and Commitments
          -----------------------------

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

          The Company leases office space and certain equipment under various operating leases which expire over the next five years. All leases require the payment of taxes and insurance, and the office lease requires the Company to pay its pro rata share of increases in maintenance expense above that prevailing in base years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company extended its office space lease, which was scheduled to terminate April 30, 2000, for an additional five years, such that the expiration date is now April 30, 2005. Rent expense for the three years ended December 31, 1999 was $362,443, $341,443, and $321,001, respectively.

          Minimum payments for operating leases having initial or noncancellable terms in excess of one year are as follows:

                                                   2000               $  276,750
                                                   2001                  269,304
                                                   2002                  255,672
                                                   2003                  231,395
                                                   2004                  202,722
                                                                       ---------

                  Total minimum payments                              $1,235,843
                                                                      ==========

(12)      Supplemental Oil and Gas Disclosures (Unaudited)
          ------------------------------------------------

          Capitalized Costs
          -----------------

          A summary of the Company's aggregate capitalized property and equipment costs relating to oil and gas exploration and development activities follows:


                                                                  December 31,
                                                         -----------------------------------
                                                             1999                    1998
                                                             ----                    ----
                  Proved undeveloped leaseholds         $  2,691,308            $      --
                  Producing properties                   148,963,737             107,292,314
                                                         -----------             -----------
                                                         151,655,045             107,292,314
                  Accumulated depreciation and
                    amortization                          77,974,895              72,687,281
                                                         -----------             -----------

                  Net capitalized costs                 $ 73,680,150            $ 34,605,033
                                                         ===========             ===========

          Costs Incurred
          --------------

              A summary of costs incurred in oil and gas acquisition, exploration and development activities follows:


                                                             Years ended December 31,
                                              -------------------------------------------------
                                                   1999                1998               1997
                                                   ----                ----               ----
              Acquisition of properties
                Proved undeveloped            $ 2,691,308          $    2,946         $  195,434
                Proved                         40,589,276           2,683,526            700,055
              Exploration costs                 1,091,521             472,001          1,006,253
              Development costs                 1,010,969             693,363          2,539,005
                                               ----------           ---------          ---------

                                              $45,383,074          $3,851,836         $4,440,747
                                               ==========           =========          =========



(12)     Supplemental Oil and Gas Disclosures (Unaudited) continued
         ----------------------------------------------------------

         Results of Operations
         ---------------------

              The results of operations from oil and gas producing activities are as follows:


                                                               Years ended December 31,
                                              --------------------------------------------------------
                                                  1999                   1998                  1997
                                                  ----                   ----                  ----

              Sales                           $23,392,231            $16,166,042           $26,477,238
              Production costs (a)             (7,839,205)            (7,672,710)           (9,203,132)
              Exploration expenses             (1,668,191)              (421,977)           (1,060,616)
              Depreciation and
                amortization                   (5,780,413)            (9,776,334)           (7,950,659)
              Impairment of oil and
              gas properties                        --                (8,754,846)             (227,879)
                                               ----------              ----------            ----------
                                                8,104,422            (10,459,825)            8,034,952
              Income tax (expense)
                benefit                        (2,744,385)             3,541,991            (2,720,861)
                                                ----------            ----------             ----------

              Results of operations
                from oil and gas
                producing activities          $ 5,360,037            $(6,917,834)          $ 5,314,091
                                               ==========             ==========            ==========

              (a)          Includes lifting costs, severance taxes and advalorem taxes.


(12)     Supplemental Oil and Gas Disclosures (Unaudited) continued
         ----------------------------------------------------------

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

Proved Developed and                                  Oil             Gas
Undeveloped Reserves                                 (Barrels)        (MCF)
--------------------                                ---------         -----
Total as of December 31, 1996                        8,974,386       14,585,180
         Revisions of previous estimates              (733,337)        (763,172)
         Purchases of reserves                          55,867           98,228
         Extensions and discoveries                     10,402          782,797
         Production                                 (1,106,042)      (1,957,147)
         Sales of reserves in place                    (52,809)         (10,966)
                                                   -----------      -----------

Total as of December 31, 1997                        7,148,467       12,734,920
         Revisions of previous estimates            (1,372,452)        (252,807)
         Purchases of reserves                         244,810        1,971,319
         Extensions and discoveries                     24,624           94,318
         Production                                 (1,025,524)      (1,637,254)
         Sales of reserves in place                       (473)          (6,396)
                                                   -----------      -----------

Total as of December 31, 1998                        5,019,452       12,904,100
         Revisions of previous estimates             1,874,514          559,013
         Purchases of reserves                       4,706,560       18,008,548
         Extensions and discoveries                    930,732        2,928,373
         Production                                   (990,877)      (2,289,564)
         Sales of reserves in place                    (20,351)        (183,610)
                                                   -----------      -----------

Total as of December 31, 1999                       11,520,030       31,926,860
                                                   ===========      ===========

Proved Developed Reserves
-------------------------
December 31, 1997                                    6,761,920       12,001,602
December 31, 1998                                    4,947,039       12,262,069
December 31, 1999                                   10,072,772       28,917,190

(12)     Supplemental Oil and Gas Disclosures (Unaudited) continued
         ----------------------------------------------------------

Standardized Measure
--------------------

     The standardized measure of discounted future cash flows from proved oil and gas reserves determined in accordance with rules prescribed by the Financial Accounting Standards Board is summarized as follows:

                                                   Years ended December 31,
                                            ------------------------------------
                                               1999         1998         1997
                                              (000's)      (000's)      (000's)
                                              -------      -------      -------

Future cash inflows                         $ 338,098    $  74,282    $ 138,471
Future production costs                      (134,474)     (38,158)     (73,641)
Future development costs                      (11,605)        (773)      (2,193)
                                            ---------    ---------    ---------
                                              192,019       35,351       62,637
Future income tax (expenses)
  benefits                                    (39,884)         487       (6,891)
                                            ---------    ---------    ---------
Future net cash flows                         152,135       35,838       55,746
10% annual discount for estimated
  timing of cash flows                        (54,926)     (11,348)     (17,867)
                                            ---------    ---------    ---------
Standardized measure of discounted
  future net cash flows                     $  97,209    $  24,490    $  37,879
                                            =========    =========    =========

The average prices for oil and gas used to calculate future cash inflows at December 31, 1999 were $23.69 per barrel and $2.04 per mcf, respectively.

The following are the principal sources of changes in the standardized measure of discounted future net cash flows.
                                                      Years ended December 31,
                                                --------------------------------
                                                 1999         1998      1997
                                                (000's)      (000's)   (000's)
                                                -------      -------   -------

Standardized measure - beginning of year       $ 24,490    $ 37,879    $ 77,638
Sales of oil and gas produced,
  net of production costs                       (15,553)     (7,443)    (16,353)
Net changes in prices and production costs       35,657     (10,714)    (46,696)
Extensions, discoveries, and improved
  recovery, less related costs                    9,151         277       1,593
Changes in future development costs                (228)      1,094         128
Development costs incurred                           60         193         994
Revisions of previous quantity estimates         15,202      (7,361)     (3,741)
Accretion of discount                             2,416       3,788       4,256
Purchase of proved reserves                      52,739       1,800         348
Sale of proved reserves                            (394)         (2)       (255)
Net change in income taxes                      (25,817)      5,015      19,889
Other                                              (514)        (36)         78
                                               --------    --------    --------

Standardized measure - end of year             $ 97,209    $ 24,490    $ 37,879
                                               ========    ========    ========

                                                                     Schedule II
                                                                     -----------


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                        Valuation and Qualifying Accounts
                       Three Years Ended December 31, 1999





                                                                       Charged to
                                                      Beginning         Cost and                                Ending
Description                                            Balance           Expenses           Deductions          Balance
-----------                                            -------           --------           ----------          -------

Allowance for Doubtful Accounts - (a)
-------------------------------------


December 31, 1997                                      $ 50,000            $20,000              --             $70,000
                                                       ========            =======           ========          =======

December 31, 1998                                      $ 70,000            $ 3,600            $(20,600)        $53,000
                                                       ========            =======            ========         =======

December 31, 1999                                      $ 53,000                -                --             $53,000
                                                       ========             ======           ========          =======


(a) Valuation account deducted in the balance sheet from trade accounts receivable.


