Form 10-Q
period 2000-03-31
MAYNARD OIL CO
filed 2000-05-15
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ending   March 31, 2000      Commission File #0-5704
                   ------------------                   ---------


                               MAYNARD OIL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Delaware                                      75-1362284
--------------------------------------------------------------------------------
(State or other jurisdic-                        (IRS Employer
tion of incorporation)                        Identification No.)


           8080 N. Central Expressway, Suite 660, Dallas, Texas 75206
--------------------------------------------------------------------------------

Registrant's telephone number, including area code:             (214)891-8880
                                                       -------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes   X    No
                                                   ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2000.


                4,880,859 shares of common stock, par value $0.10
--------------------------------------------------------------------------------

                       MAYNARD OIL COMPANY AND SUBSIDIARY

            Index to Consolidated Financial Statements and Schedules


                                                                        Page
                                                                        ----

Part I.           Financial Information

         Consolidated Balance Sheets
                  March 31, 2000 and December 31, 1999                   3

         Consolidated Statements of Operations
                  Three Months ended March 31, 2000 and 1999             4

         Consolidated Statement of Shareholders' Equity
                  Three Months ended March 31, 2000                      5

         Consolidated Statements of Cash Flows
                  Three Months ended March 31, 2000 and 1999             6

         Notes to Consolidated Financial Statements                      7

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9

Part II.          Other Information

         Item 6.  Exhibits and Reports on Form 8-K                      14

Signatures                                                              15


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                           March 31,                 December 31,
                                                           ---------                 ------------
                                                             2000                        1999
                                                             ----                        ----
ASSETS
Current assets:
   Cash and cash equivalents                             $ 16,122,857               $ 12,910,321
   Accounts receivable, trade                               6,334,309                  6,029,188
   Income taxes receivable                                    750,000                    750,000
   Other current assets                                       896,376                    836,554
                                                          -----------                -----------
           Total current assets                            24,103,542                 20,526,063
                                                          -----------                -----------

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                                       154,986,054                151,655,045
   Other property and equipment                               448,691                    337,546
                                                          -----------                -----------
                                                          155,434,745                151,992,591
   Less accumulated depreciation and
     amortization                                         (80,249,249)               (78,158,395)
                                                           -----------                -----------
        Net property and equipment                         75,185,496                 73,834,196
                                                          -----------                -----------

Deferred income taxes                                         123,000                    348,000
                                                          -----------                -----------

                                                         $ 99,412,038               $ 94,708,259
                                                          ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                 $ 7,650,000                $ 5,737,500
   Accounts payable                                         4,955,940                  4,249,724
   Accrued expenses                                         2,396,668                  1,257,618
   Income taxes payable                                     1,343,212                    960,212
                                                           ----------                -----------
           Total current liabilities                       16,345,820                 12,205,054
                                                           ----------                -----------

Long-term debt                                             30,600,000                 32,512,500

Shareholders' equity:
   Preferred stock of $.50 par value.
     Authorized 1,000,000 shares; none
          issued                                                  --                         --
   Common stock of $.10 par value.
     Authorized 20,000,000 shares;
     4,880,859 and 4,880,887 shares
     issued and outstanding                                   488,086                    488,089
   Additional paid-in capital                              18,831,138                 18,831,138
   Retained earnings                                       33,146,994                 30,671,478
                                                          -----------                -----------
           Total shareholders' equity                      52,466,218                 49,990,705
                                                          -----------                -----------

Contingencies and Commitments
                                                         $ 99,412,038               $ 94,708,259
                                                          ===========                ===========

See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three Months ended March 31,
                                                                  ----------------------------
                                                                 2000                       1999
                                                                 ----                       ----
Revenues:
     Oil and gas sales and royalties                          $10,792,820                $3,435,148
     Interest and other                                           227,326                   246,968
                                                               ----------                ----------
                                                               11,020,146                 3,682,116
                                                               ----------                ----------

Costs and expenses:
   Operating expenses                                           3,089,664                 1,511,147
     Exploration, dry holes
       and abandonments                                             7,841                     8,178
     General and administrative                                 1,115,421                   571,158
     Depreciation and amortization                              2,355,805                 1,537,915
     Interest     and other                                       750,551                   171,280
                                                               ----------                ----------
                                                                7,319,282                 3,799,678
                                                               ----------                ----------

         Income (loss) before income taxes                      3,700,864                   (117,562)
                                                               ----------                 ----------

Income tax expense (benefit)                                    1,225,000                    (40,000)
                                                               ----------                 ----------

         Net income (loss)                                     $2,475,864                 $  (77,562)
                                                               ==========                 ==========

Weighted average number of common shares
   outstanding                                                  4,880,879                 4,884,082
                                                               ==========                ==========

Net income (loss) per common share                                  $ .51                 $    (.02)
                                                               ==========                 ==========
 (basic and diluted)


See Accompanying Notes to Consolidated Financial Statements



                       MAYNARD OIL COMPANY AND SUBSIDIARY
                 Consolidated Statement of Shareholders' Equity
                        Three Months Ended March 31, 2000
                                   (Unaudited)


                                                                        Additional
                                           Common Stock                   Paid-in
                                           ------------                   Capital           Retained
                                       Shares           Amount            Amount            Earnings            Total
                                       ------           ------            ------            --------            -----

 Balance at December 31,1999          4,880,887        $488,089         $18,831,138        $30,671,478        $49,990,705

 Net income                               ---             ---               ---              2,475,864          2,475,864

 Purchase and retirement
 of common stock                            (28)             (3)            --                    (348)              (351)
                                       ---------         -------         ----------          ----------         ----------

 Balance at March 31, 2000            4,880,859        $488,086         $18 831,138        $33,146,994        $52,466,218
                                      =========         =======          ==========         ==========         ==========


 See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            2000             1999
                                                            ----             ----

Cash flows from operating activities:
     Net income (loss)                                 $  2,475,864    $    (77,562)
     Adjustments to reconcile net income (loss)to
         net cash provided by operating activities:

         Depreciation and amortization                    2,355,805       1,537,915
         Deferred income taxes                              225,000         (30,000)
         Exploration, dry holes and abandonments              6,777           4,905
         Current year costs of dry holes and
           abandonments                                      (1,275)         (1,900)
         (Increase) decrease in current assets:
           Accounts receivable                             (305,121)        184,988
           Income taxes receivable                             --           (10,000)
           Other current assets                             (59,822)        (13,788)
         Increase (decrease) in current liabilities:
           Accounts payable                                 706,216        (767,387)
           Accrued expenses                               1,139,050         345,688
           Income taxes payable                             383,000            --
                                                       ------------    ------------

           Net cash provided by operating
             activities                                   6,925,494       1,172,859
                                                       ------------    ------------

Cash flows from investing activities:
     Additions to property and equipment                 (3,712,607)       (100,313)
                                                       ------------    ------------

           Net cash used by investing
             activities                                  (3,712,607)       (100,313)
                                                       ------------    ------------

Cash flows from financing activities:
     Principal payments on long-term debt                      --        (1,250,000)
     Purchase of common stock                                  (351)         (9,551)
                                                       ------------    ------------

           Net cash used by financing
               activities                                      (351)     (1,259,551)
                                                       ------------    ------------

Net increase (decrease) in cash and cash
   equivalents                                            3,212,536        (187,005)

Cash and cash equivalents at beginning of year           12,910,321      20,889,742
                                                       ------------    ------------

Cash and cash equivalents at end of period             $ 16,122,857    $ 20,702,737
                                                       ============    ============


See Accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

Note l Unaudited Financial Statements

         The accompanying consolidated financial statements of Maynard Oil Company (the "Company") have been prepared in accordance with generally accepted accounting principals, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, contains all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000. The December 31, 1999 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1999 Annual Report to Shareholders.

         Certain reclassifications of prior period statements have been made to conform with the 2000 presentation.

Note 2 Earnings Per Share

         Net income per common share is based on the weighted average number of shares outstanding in each period, which was 4,880,879 and 4,884,082 shares at March 31, 2000 and 1999, respectively. As of March 31, 2000 and 1999, the Company had no potentially dilutive common shares, and therefore, basic and diluted earnings per common share were the same.

Note 3 Risk Management

         During 1999, the Company entered into a derivative financial instrument whereby the Company has hedged 2,500 barrels of daily production from November 1, 1999 through June 30, 2000 with a ceiling price of $23.90/bbl and a floor price of $14.00/bbl. The contracts call for a monthly settlement such that if the average WTI for the month is greater than $23.90/bbl, Maynard remits to the counterparty the excess times the number of barrels hedged during the month. Conversely, if the average WTI for the month is less than $14.00/bbl, the counterparty pays Maynard for the difference times the number of barrels hedged during the month. If the average WTI for the month falls between $14.00/bbl and $23.90/bbl, no settlement is made. As a result of this arrangement, the Company's oil and gas revenues were reduced by approximately $1,100,000 during the quarter ended March 31, 2000.

         A second derivative instrument was entered into effective March 1, 2000 through June 30, 2000 which mirrored the first except the ceiling and floor amounts were $28.30 and $25.00 per barrel, respectively. This second instrument was cancelled by the Company effective April 1, 2000. As a result of this arrangement, the Company's first quarter 2000 oil and gas revenues were reduced by approximately $146,000.

Note 4 Income Taxes

         The provision for income taxes consists of the following (thousands of dollars):
                                             Three Months Ended
                                                  March 31
                                      ---------------------------------
                                      2000                         1999
                                      ----                         ----
         Federal:
         Current (benefit)           $1,000                      $ (10)
         Deferred                       225                        (30)
                                      -----                        ----
                                     $1,225                      $ (40)
                                      =====                        ====

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

Note 6 Subsequent Events

         Effective April 1, 2000, the Company purchased interests in 8 producing wells in Garza, Dawson, and Ector counties, Texas at auction for $3.8 million. The Company's existing cash resources were utilized to fund this acquisition.

         During the second quarter of 2000, the Company sold certain producing properties (which had originally been acquired in the Questar purchase effective November 1, 1999) at auction for approximately $596,000 resulting in a loss of approximately $150,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999
---------------------------------------------------------------------

         For the first quarter of 2000, the Company earned fifty-one cents per share on revenues of $11,020,146 compared to a loss of two cents per share during the first quarter of 1999 on revenues of $3,682,116. The first quarter loss in 1999 was primarily related to lower oil and gas pricing, which did not begin to make a recovery until the second quarter of 1999. However, this pricing recovery continued through the balance of 1999 and the first three months of 2000. Thus, product pricing improvement, coupled with the operating results derived from producing properties acquired last year, form the basis for the current quarter earnings.

Revenues
--------

         Oil and gas revenues rose $7,357,672 between the two quarterly periods, or over 200%, due to both pricing increases and higher volumes resulting from 1999's property acquisitions. Oil and gas prices were $12.56 per barrel and eighty-three cents per thousand cubic feet of gas (mcf) higher than the same quarter a year ago. Oil volumes increased in excess of 47% and gas volumes rose approximately 131% over this same period.

Costs and Expenses
------------------

         On a net equivalent barrel basis (NEB), lease operating expenses were $1.18 per NEB higher than the first quarter of 1999 resulting from additional workover expenses and higher severance taxes which relate proportionally to increased oil and gas revenues.

         The general and administrative expense category reflects an increase of $544,263, primarily the result of phantom stock adjustments. During the current quarter, phantom stock expense was charged $525,250 compared with $107,438 during the previous year's quarter, an increase of $417,812. Phantom stock charges and credits arise as a result of stock price fluctuations. Closing stock prices at March 31, 2000 and December 31, 1999 were $15.25 and $9.75 per share, respectively. At March 31, 1999 and December 31, 1998, closing stock prices were $8.625 and $7.50 per share. The balance of the G&A category increase is the result of additional staffing to properly manage the properties purchased in 1999.
         Depreciation and amortization expense rose $817,980, or 53%, between the first quarters of 2000 and 1999 due to the acquisition of producing properties last year.

         Interest expense also increased $579,482 between the two quarterly periods because of additional bank debt incurred in connection with the properties acquired from Questar Exploration and Production Company in November, 1999.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents totaled $16.1 million and $12.9 million at March 31, 2000 and December 31, 1999, respectively. Working capital was $7.8 million at March 31, 2000 compared with $8.3 million at December 31, 1999.

         The following summary table reflects cash flows for the three months ended March 31, 2000 (in thousands):
              Net cash provided by operating activities:       $6,925
              Net cash used by investing activities:            3,713
              Net cash used by financing activities:             --

         At March 31, 2000, the Company's total debt was $38,250,000. The Company believes it has sufficient cash being generated from operating activities plus cash currently in the bank, or additional borrowing capacity, to fund its planned drilling activities and to make additional property acquisitions.

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

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         During 1999, the Company entered into a derivative financial instrument whereby the Company has hedged 2,500 barrels of daily production from November 1, 1999 through June 30, 2000 with a ceiling price of $23.90/bbl and a floor price of $14.00/bbl. The contracts call for a monthly settlement such that if the average WTI for the month is greater than $23.90/bbl, the Company remits to the counterparty the excess times the number of barrels hedged during the month. Conversely, if the average WTI for the month is less than $14.00/bbl, the counterparty pays the Company for the difference times the number of barrels hedged during the month. If the average WTI for the month falls between $14.00/bbl and $23.90/bbl, no settlement is made. As a result of this arrangement, the

Company's oil and gas revenues were reduced by approximately $1,100,000 during the quarter ended March 31, 2000.

         A second derivative instrument was entered into effective March 1, 2000 through June 30, 2000 which mirrored the first, except the ceiling and floor amounts were $28.30 and $25.00 per barrel, respectively. This second instrument was cancelled by the Company effective April 1, 2000. As a result of this arrangement, the Company's first quarter 2000 oil and gas revenues were reduced approximately $146,000.
                           PART II. OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K

          (a) Exhibit 27 - Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                 MAYNARD OIL COMPANY


                                                 By: /s/ Glenn R. Moore
                                                    ----------------------
                                                    Glenn R. Moore
                                                    President



                                                 BY: /s/ Kenneth W. Hatcher
                                                    --------------------------
                                                     Kenneth W. Hatcher
                                                     Vice President of Finance



Dated: May 12, 2000