Form 10-Q
period 2000-06-30
MAYNARD OIL CO
filed 2000-08-14
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 30, 2000      Commission File #0-5704
                  -------------------                  -------



                               MAYNARD OIL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Delaware                                      75-1362284
--------------------------------------------------------------
(State or other jurisdic-                        (IRS Employer
tion of incorporation)                        Identification No.)


           8080 N. Central Expressway, Suite 660, Dallas, Texas 75206
        --------------------------------------------------------------


Registrant's telephone number, including area code:               (214)891-8880
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 2000.


                4,880,722 shares of common stock, par value $0.10
           -----------------------------------------------------------

                       MAYNARD OIL COMPANY AND SUBSIDIARY

            Index to Consolidated Financial Statements and Schedules


                                                                            Page
                                                                            ----

Part I.           Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets
                  June 30, 2000 and December 31, 1999                         3

                  Consolidated Statements of Operations
                           Six Months and Three Months ended
                           June 30, 2000 and 1999                             4

                  Consolidated Statements of Shareholders' Equity
                           Six Months ended June 30, 2000                     5

                  Consolidated Statements of Cash Flows
                           Six Months ended June 30, 2000 and 1999            6

                  Notes to Consolidated Financial Statements                  7

  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                9

  Item 3.         Quantitative and Qualitative Disclosures
                  About Market Risk                                          14

Part II.          Other Information

  Item 4.         Submission of Matters to a Vote of
                           Security Holders                                  16

  Item 6.         Exhibit and Reports on Form 8-K                            16

  Signatures                                                                 17

                       MAYNARD OIL COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                              June 30,                 December 31,
                                                                             ---------                 ------------
                                                                               2000                        1999
                                                                               ----                        ----
ASSETS
Current assets:
   Cash and cash equivalents                                                $19,175,268                $12,910,321
   Accounts receivable, trade                                                 5,529,638                  6,029,188
   Income taxes receivable                                                      750,000                    750,000
   Other current assets                                                         845,009                    836,554
                                                                             ----------                 ----------
           Total current assets                                              26,299,915                 20,526,063
                                                                             ----------                 ----------

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                                                         155,758,632                151,655,045
   Other property and equipment                                                 473,291                    337,546
                                                                            -----------                -----------
                                                                            156,231,923                151,992,591
   Less accumulated depreciation and
    amortization                                                            (83,097,074)               (78,158,395)
                                                                              ----------                 ----------
        Net property and equipment                                           73,134,849                 73,834,196

Deferred income taxes                                                           198,000                    348,000
                                                                             ----------                 ----------

                                                                            $99,632,764                $94,708,259
                                                                             ==========                 ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                                   $ 7,650,000                $ 5,737,500
   Accounts payable                                                           4,648,984                  4,249,724
   Accrued expenses                                                           2,106,077                  1,257,618
   Income taxes payable                                                       1,475,212                    960,212
                                                                             ----------                 ----------
           Total current liabilities                                         15,880,273                 12,205,054
                                                                             ----------                 ----------


Long-term debt                                                               28,687,500                 32,512,500

Shareholders' equity:
   Preferred stock of $.50 par value.
     Authorized 1,000,000 shares; none
          issued                                                                    --                         --
   Common stock of $.10 par value.
     Authorized 20,000,000 shares;
     4,880,722 and 4,880,887 shares
     issued and outstanding                                                     488,073                    488,089
   Additional paid-in capital                                                18,831,138                 18,831,138
   Retained earnings                                                         35,745,780                 30,671,478
                                                                             ----------                 ----------
           Total shareholders' equity                                        55,064,991                 49,990,705
                                                                             ----------                 ----------

Contingencies and commitments
                                                                            $99,632,764                $94,708,259
                                                                             ==========                 ==========

See accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Six Months ended                        Three Months ended
                                                                     June 30,                                 June 30,
                                                                 ----------------                        ------------------
                                                              2000              1999                  2000               1999
                                                              ----              ----                  ----               ----
Revenues:
      Oil and gas sales                                  $22,304,384        $ 7,995,443           $11,511,564        $ 4,560,295
      Interest and other                                     470,564            493,831               243,238            246,863
      Gain (loss) on disposition
        of assets                                           (187,837)           402,781              (187,837)           402,781
                                                           ----------        ----------             ----------        ----------
                                                          22,587,111          8,892,055            11,566,965          5,209,939
                                                          ----------         ----------            ----------         ----------

Costs and expenses:
      Operating expenses                                   6,433,083          3,119,528             3,343,419          1,608,381
      Exploration, dry holes
        and abandonments                                       4,541            106,177                (3,300)            97,999
      General and administrative, net                      1,879,566          1,234,371               764,145            663,213
      Depreciation and amortization                        5,228,180          2,976,279             2,872,375          1,438,364
      Interest and other                                   1,464,692            323,353               714,141            152,073
                                                          ----------         ----------            ----------         ----------
                                                          15,010,062          7,759,708             7,690,780          3,960,030
                                                          ----------         ----------            ----------         ----------

        Income before income taxes                         7,577,049          1,132,347             3,876,185          1,249,909

Income tax expense                                         2,500,000            300,000             1,275,000            340,000
                                                          ----------         ----------            ----------         ----------

        Net income                                       $ 5,077,049        $   832,347           $ 2,601,185        $   909,909
                                                          ==========         ==========            ==========         ==========

Weighted average number of common
   shares outstanding                                      4,880,860          4,883,784             4,880,842          4,883,488
                                                          ==========         ==========            ==========         ==========

Net income per common share                                    $1.04               $.17                  $.53               $.19
      (basic and diluted)                                       ====                ===                   ===                ===


See accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                         Six Months Ended June 30, 2000
                                   (Unaudited)



                                                  Common Stock              Additional
                                                  ------------               Paid-in
                                                                              Capital             Retained
                                             Shares        Amount             Amount              Earnings            Total
                                             ------        ------             ------              --------            -----

 Balance at December 31, 1999             4,880,887        $488,089         $18,831,138        $30,671,478        $49,990,705

 Net income                                    --              --                --              5,077,049          5,077,049

 Purchase of common stock                      (165)            (16)             --                 (2,747)            (2,763)
                                           ---------         -------         ----------          ----------         ----------

 Balance at June 30, 2000                 4,880,722        $488,073         $18,831,138        $35,745,780        $55,064,991
                                          =========         =======          ==========         ==========         ==========


 See accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
                                                                                       2000                     1999
                                                                                       ----                     ----

Cash flows from operating activities:
     Net income                                                                   $5,077,049                 $ 832,347
     Adjustments to reconcile net income to net
         cash provided by operating activities:

         Depreciation and amortization                                             5,228,180                 2,976,279
         Deferred income taxes                                                       150,000                   130,000
         Dry holes and abandonments                                                    1,377                   101,279
         Current year costs of dry holes and
           abandonments                                                               (1,377)                   (8,063)
         (Gain) loss on disposition of assets                                        187,837                  (402,781)
         (Increase) decrease in current assets:
           Accounts receivable                                                       499,550                   (69,649)
           Prepaid expenses and other current assets                                  (8,455)                   68,038
         Increase (decrease) in current liabilities:
           Accounts payable                                                          399,260                  (268,175)
           Accrued expenses                                                          848,459                   565,005
           Income taxes payable                                                      515,000                   137,000
                                                                                  ----------                ----------

           Net cash provided by
             operating activities                                                 12,896,880                 4,061,280
                                                                                  ----------                ----------

Cash flows from investing activities:
     Proceeds from disposition of assets                                             559,907                   539,066
     Additions to property and equipment                                          (5,276,577)               (1,075,047)
                                                                                   ----------               ----------

           Net cash used by investing activities                                  (4,716,670)                 (535,981)
                                                                                   ----------                ---------

Cash flows from financing activities:
     Purchase of common stock                                                         (2,763)                   (9,809)
     Principal payments on long-term debt                                         (1,912,500)               (2,500,000)
                                                                                   ----------               ----------

           Net cash used by financing activities                                  (1,915,263)               (2,509,809)
                                                                                   ----------               ----------

Net increase in cash and cash equivalents                                          6,264,947                 1,015,490

Cash and cash equivalents at beginning of year                                    12,910,321                20,889,742
                                                                                  ----------                ----------

Cash and cash equivalents at end of period                                       $19,175,268               $21,905,232
                                                                                  ==========                ==========


See Accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 1        Unaudited Financial Statements

         The accompanying consolidated financial statements of Maynard Oil Company (the 'Company') have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, contains all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999, the results of operations for the six months and three months ended June 30, 2000 and 1999 and changes in cash and cash equivalents for the six months ended June 30, 2000 and 1999. The December 31, 1999 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1999 Annual Report to Shareholders.

         Certain reclassifications of prior period statements have been made to conform with the 2000 presentation.

Note 2        Earnings Per Share

         Net income per common share is based on the weighted average number of shares outstanding in each period. As of June 30, 2000 and 1999, the Company had no potentially dilutive common shares, and therefore, basic and diluted earnings per common share were the same.

Note 3        Risk Management

         During 1999, the Company entered into a derivative financial instrument whereby the Company hedged 2,500 barrels of daily production from November 1, 1999 through June 30, 2000 with a ceiling price of $23.90/bbl and a floor price of $14.00/bbl. The contracts call for a monthly settlement such that if the average WTI for the month is greater than $23.90/bbl, Maynard remits to the counterparty the excess price times the number of barrels hedged during the month. Conversely, if the average WTI for the month is less than $14.00/bbl, the counterparty pays Maynard for the difference times the number of barrels hedged during the month. If the average WTI for the month falls between $14.00/bbl and $23.90/bbl, no settlement is made. As a result of this arrangement, the Company's oil and gas revenues were reduced by approximately $2,173,000 and $1,075,000 during the six months and quarter ended June 30, 2000, respectively.

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

Note 4        Income Taxes

         The provision for income taxes consists of the following (thousands of dollars):


                                                      Six Months Ended                    Three Months Ended
                                                           June 30,                             June 30,
                                                       -----------------                     -------------
                                                     2000             1999              2000                 1999
                                                     ----             ----              ----                 ----
         Federal:
              Current                              $2,350            $ 170            $1,350                $ 180
              Deferred (benefit)                      150              130               (75)                 160
                                                    -----             ----              -----                ----

                                                   $2,500            $ 300            $1,275                $ 340
                                                    =====             ====             =====                 ====

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

Note 6         Subsequent Events

         Effective July 1, 2000, the Company sold certain producing properties for approximately $195,000 resulting in a gain of approximately $125,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999
-------------------------------------------------------------------

         For the second quarter of 2000, the Company earned fifty-three cents per share on revenues of $11,566,965 compared to earnings of nineteen cents per share during the second quarter of 1999 on revenues of $5,209,939. Current quarter results were favorably impacted by higher revenues from the sale of oil and gas, which are the results of increased product pricing and additional production volumes derived from 1999 producing property acquisitions. These higher oil and gas revenues were partially offset by the current quarter loss of $187,837 resulting from the disposition of certain producing properties that had been acquired from Questar in November, 1999.

Revenues
--------

         Oil and gas revenues rose $6,951,269 between the two quarterly periods, or over 150%, due to both pricing increases and higher volumes resulting from 1999's property acquisitions. Oil and gas prices were $8.45 per barrel and ninety-seven cents per thousand cubic feet of gas (mcf) higher than the same quarter a year ago. Oil volumes increased in excess of 46% and gas volumes rose approximately 155% over this same period.

Costs and Expenses
------------------

         On a net equivalent barrel basis (NEB), lease operating expenses were $1.13 per NEB higher than the second quarter of 1999 as a result of additional workover expenses and higher severance taxes, which relate proportionally to increased oil and gas revenues.

         The exploration, dry holes and abandonments category declined $101,299 between the 1999 and 2000 quarters as a result of reduced exploratory drilling activity.

         General and administrative expenses reflect an increase of $100,932, primarily the result of additional staffing required to manage the properties purchased in 1999.

         Depreciation and amortization expense rose $1,434,011, or 100%, between the second quarters of 1999 and 2000 due to the acquisition of producing properties last year. On a net equivalent barrel basis, this category of expense increased from $4.79 per NEB to $5.58 per NEB as a result of higher depletion rates on certain properties.

         Interest expense also increased $562,068 between the two quarterly periods because of additional bank debt incurred in connection with the properties acquired from Questar Exploration and Production Company in November, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

         The Company reported net income of $5,077,049, or one dollar and four cents per share, on revenues of $22,587,111 for the six months ended June 30, 2000 compared with net income of $832,347, or seventeen cents per share, on revenues of $8,892,055 for the same period a year ago. Earnings for the current period were favorably affected by operating results derived from producing properties acquired last year as well as product pricing increases.

Revenues
--------

         Oil and gas revenues rose $14,308,941 between the two six month periods, or approximately 179%, primarily because of volume increases from last year's property acquisition. Oil volumes rose almost 47% and gas volumes were 144% higher than the prior period. Significant price realizations also pushed revenues higher - oil averaged $24.22 per barrel for the first six months of 2000 compared with $13.70 during the prior year and gas averaged $2.91 per mcf compared with $2.00 per mcf in 1999. During the current period, revenues were reduced by $187,837 due to a loss from property sales. The prior year's period included a gain of $402,781 from property dispositions.

Costs and Expenses
------------------

         On a net equivalent barrel basis (NEB), operating expenses increased $1.16 per NEB, primarily due to workover activity levels and higher severance tax expense, which relates proportionally to higher oil and gas revenues.

         Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property costs are expensed. However, during the current period, there was no exploratory drilling, and consequently, this category declined $101,636.

         General and administrative (G&A) expenses increased $645,195, or 52% to reflect higher phantom stock expense (which relates to fluctuations in the Company's common stock price) and staffing additions during the current period to manage last year's property acquisitions.

         Additionally, depreciation and amortization expense rose almost 4% during the current six months (from $4.96 per NEB for the 1999 period to $5.16 per NEB currently), and interest expense increased $1,141,339 in the current period reflecting higher outstanding bank debt due to last year's property acquisitions.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents totaled $19.1 million and $12.9 million at June 30, 2000, and December 31, 1999, respectively. Working capital was $10.4 million at June 30, 2000, compared with $8.3 million at December 31, 1999.

         The following summary table reflects cash flows for the six months ended June 30, 2000 (in thousands):

              Net cash provided by operating activities:        $12,897
              Net cash used by investing activities:              4,717
              Net cash used by financing activities:              1,915

         At June 30, 2000, the Company's total debt was $36.3 million. The Company believes sufficient cash is being generated from operating activities plus cash currently in the bank, or additional borrowing capacity, to fund its planned development and exploratory work or to make additional property acquisitions.

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

Recent Accounting Pronouncements
--------------------------------

         In June 1998, the Financial Accounting Standards Board issued
Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended in June 2000 by SFAS No.
138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company must adopt SFAS 133 and 138 effective January 1, 2001. Based on the Company's outstanding derivative contracts, the Company believes that the impact of adopting those standards would not have a material adverse affect on the Company's operations or consolidated financial condition. However, no assurances can be given with regard to the level of the Company's derivative activities at the time of adoption or the resulting effect on the Company's operations or consolidated financial condition.

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

         During 1999, the Company entered into a derivative financial instrument whereby the Company hedged 2,500 barrels of daily production from November 1, 1999 through June 30, 2000 with a ceiling price of $23.90/bbl and a floor price of $14.00/bbl. The contracts call for a monthly settlement such that if the average WTI for the month is greater than $23.90/bbl, the Company remits to the counterparty the excess price times the number of barrels hedged during the month. Conversely, if the average WTI for the month is less than $14.00/bbl, the counterparty pays the Company for the difference times the number of barrels hedged during the month. If the average WTI for the month falls between $14.00/bbl and $23.90/bbl, no settlement is made. As a result of this arrangement, the Company's oil and gas revenues were reduced by approximately $2,173,000 and $1,075,000 during the six months and quarter ended June 30, 2000.

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

         After June 30, 2000, the Company is not a party to any derivative instrument.

                           PART II. OTHER INFORMATION

ITEM 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
                 (a)       The Annual Meeting of Stockholders was held on
                           May 17, 2000.

                 (b)       Not applicable.

                 (c)       1.   Set forth below is the tabulation of the votes
                           on each nominee for election of a director:

                                                                       WITHHOLD
                              NAME                      FOR           AUTHORITY
                              ----                      ---           ---------

                         Ralph E. Graham             4,704,933          1,842
                         Robert B. McDermott         4,704,933          1,842
                         James G. Maynard            4,704,933          1,842

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

                                            MAYNARD OIL COMPANY


                                            By: /s/ Glenn R. Moore
                                               ---------------------------------
                                                Glenn R. Moore
                                                President


                                            BY: /s/ Kenneth W. Hatcher
                                               ---------------------------------
                                               Kenneth W. Hatcher
                                               Vice President of Finance



Dated: August 14, 2000