Form 10-Q
period 2000-09-30
MAYNARD OIL CO
filed 2000-11-14
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ending September 30, 2000 Commission File #0-5704
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2000.


                4,880,618 shares of common stock, par value $0.10
--------------------------------------------------------------------------------

                      MAYNARD OIL COMPANY AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedules


                                                                            Page
                                                                            ----

Part I.  Financial Information

         Consolidated Balance Sheets
                  September 30, 2000 and December 31, 1999                    3

         Consolidated Statements of Operations
                       Nine Months and Three Months ended
                  September 30, 2000 and 1999                                 4

         Consolidated Statements of Shareholders' Equity
                  Nine Months ended September 30, 2000                        5

         Consolidated Statements of Cash Flows
                  Nine Months ended September 30, 2000 and 1999               6

         Notes to Consolidated Financial Statements                           7

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         11

Part II.          Other Information

         Item 6.           Exhibits and Reports on Form 8-K                   19

Signatures                                                                    20

                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                September 30,      December 31,
                                                -------------      ------------
                                                     2000              1999
                                                     ----              ----
ASSETS
Current assets:
   Cash and cash equivalents                     $  22,952,991    $  12,910,321
   Accounts receivable, trade                        6,526,088        6,029,188
   Income taxes receivable                             750,000          750,000
   Other current assets                                947,433          836,554
                                                 -------------    -------------
           Total current assets                     31,176,512       20,526,063
                                                 -------------    -------------

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                                157,147,288      151,655,045
   Other property and equipment                        475,327          337,546
                                                 -------------    -------------
                                                   157,622,615      151,992,591
   Less accumulated depreciation and
    amortization                                   (84,932,601)     (78,158,395)
                                                 -------------    -------------
        Net property and equipment                  72,690,014       73,834,196
                                                 -------------    -------------

Deferred income taxes                                     --            348,000
                                                 -------------    -------------

                                                 $ 103,866,526    $  94,708,259
                                                 =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt        $   7,650,000    $   5,737,500
   Accounts payable                                  4,122,408        4,249,724
   Accrued expenses                                  3,469,492        1,257,618
   Income taxes payable                              1,779,212          960,212
                                                 -------------    -------------
           Total current liabilities                17,021,112       12,205,054
                                                 -------------    -------------

Deferred income taxes                                  384,000             --
Long-term debt                                      26,775,000       32,512,500

Shareholders' equity:
   Preferred stock of $.50 par value
     Authorized 1,000,000 shares; none
          issued                                           --              --
   Common stock of $.10 par value
     Authorized 20,000,000 shares;
     4,880,618 and 4,880,887 shares
          issued and outstanding                       488,062          488,089
   Additional paid-in capital                       18,831,138       18,831,138
   Retained earnings                                40,367,214       30,671,478
                                                 -------------    -------------
           Total shareholders' equity               59,686,414       49,990,705
                                                 -------------    -------------

Contingencies and commitments
                                                 $ 103,866,526    $  94,708,259
                                                 =============    =============

See accompanying Notes to Consolidated Financial Statements.


                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               Nine Months ended                       Three Months ended
                                                  September 30,                           September 30,
                                               -----------------                       ------------------
                                            2000               1999                 2000                1999
                                            ----               ----                 ----                ----
Revenues:
   Oil and gas sales                    $37,085,448        $14,519,100          $14,781,064         $ 6,523,657
   Interest and other                       770,391            661,430              299,827             167,599
   Gain (loss) on disposition
      of assets                             (62,955)           303,000              124,882              (99,781)
                                          ----------        ----------           ----------           ----------
                                         37,792,884         15,483,530           15,205,773           6,591,475
                                         ----------         ----------           ----------          ----------
Costs and expenses:
   Operating expenses                     9,972,575          5,124,825            3,539,492           2,005,297
   Exploration, dry holes and
       abandonments                          21,222            486,720               16,681             380,543
   General and administrative, net        3,071,408          1,725,910            1,191,842             491,539
   Depreciation and amortization          7,972,946          4,617,436            2,744,766           1,641,157
   Interest and other                     2,318,394            456,133              853,702             132,780
                                         ----------         ----------           ----------          ----------
                                         23,356,545         12,411,024            8,346,483           4,651,316
                                         ----------         ----------           ----------          ----------

      Income before income taxes         14,436,339          3,072,506            6,859,290           1,940,159

Income tax expense                        4,736,000            840,000            2,236,000             540,000
                                         ----------         ----------           ----------           ---------

      Net income                        $ 9,700,339        $ 2,232,506          $ 4,623,290           $1,400,159
                                         ==========         ==========           ==========           =========

Weighted average number of common
   shares outstanding                     4,880,809          4,883,664            4,880,702           4,883,429
                                          =========          =========            =========           =========

Net income per common share                  $1.99            $ .46                 $ .95                 $ .29
  (Basic and diluted)                        ====             ====                  ====                  ====


See accompanying Notes to Consolidated Financial Statements.




                                                   MAYNARD OIL COMPANY AND SUBSIDIARIES
                                              Consolidated Statements of Shareholders' Equity
                                                   Nine Months Ended September 30, 2000
                                                                (Unaudited)


                                                                           Additional
                                             Common Stock                    Paid-in
                                             ------------                    Capital            Retained
                                            Shares          Amount            Amount            Earnings            Total
                                            ------          ------            ------            --------            -----

Balance at December 31, 1999              4,880,887        $488,089         $18,831,138        $30,671,478        $49,990,705

 Net income                                    --              --                --              9,700,339          9,700,339
 Purchase and retirement
   of common stock                             (269)            (27)             --                 (4,603)            (4,630)
                                           ---------         -------         ----------          ----------         ----------

Balance at September 30, 2000             4,880,618        $488,062         $18,831,138        $40,367,214        $59,686,414
                                          =========         =======          ==========         ==========         ==========


 See accompanying Notes to Consolidated Financial Statements.



                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                           2000            1999
                                                           ----            ----

Cash flows from operating activities:
     Net income                                        $  9,700,339    $  2,232,506
     Adjustments to reconcile net income to net
         cash provided by operating activities:

         Depreciation and amortization                    7,972,946       4,617,436
         Deferred income taxes                              732,000         300,000
         Dry holes and abandonments                           1,377         405,773
         Current year costs of dry holes
           and abandonments                                  (1,377)       (312,556)
         (Gain) loss on disposition of assets                62,955        (303,000)
         (Increase) decrease in current assets:
           Accounts receivable                             (496,900)     (1,609,358)
           Income taxes receivable                             --           227,587
           Other current assets                            (110,879)         10,666
         Increase (decrease) in current liabilities:
           Accounts payable                                (127,316)        360,370
           Accrued expenses                               2,211,874         831,853
           Income taxes payable                             819,000         279,413
                                                       ------------    ------------

           Net cash provided by operating
             activities                                  20,764,019       7,040,690
                                                       ------------    ------------

Cash flows from investing activities:
     Proceeds from disposition of assets                    735,646         545,275
     Additions to property and equipment                 (7,627,365)    (12,589,688)
                                                       ------------    ------------

           Net cash used by investing
             activities                                  (6,891,719)    (12,044,413)
                                                       ------------    ------------
Cash flows from financing activities:
     Principal payments on long-term debt                (3,825,000)     (3,750,000)
     Purchase of common stock                                (4,630)        (10,670)
                                                       ------------    ------------

           Net cash used by financing
             activities                                  (3,829,630)     (3,760,670)
                                                       ------------    ------------

Net increase (decrease) in cash and cash
     equivalents                                         10,042,670      (8,764,393)

Cash and cash equivalents at beginning
     of year                                             12,910,321      20,889,742
                                                       ------------    ------------

Cash and cash equivalents at end of period             $ 22,952,991    $ 12,125,349
                                                       ============    ============


See Accompanying Notes to Consolidated Financial Statements.



                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000


Note 1        Unaudited Financial Statements

         The accompanying consolidated financial statements of Maynard Oil Company (the "Company") have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, contains all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2000, the results of operations for the nine months and three months ended September 30, 2000 and 1999 and changes in cash and cash equivalents for the nine months ended September 30, 2000 and 1999. The December 31, 1999 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1999 Annual Report to Shareholders.

         Certain reclassifications of prior period statements have been made to conform with the 2000 presentation.

Note 2        Earnings Per Share

         Net income per common share is based on the weighted average number of shares outstanding in each period. As of September 30, 2000 and 1999, the Company had no potentially dilutive common shares, and therefore, basic and diluted earnings per common share were the same.

Note 3        Risk Management

         During 1999, the Company entered into a derivative financial instrument whereby the Company hedged 2,500 barrels of daily production from November 1, 1999 through June 30, 2000 with a ceiling price of $23.90/bbl and a floor price of $14.00/bbl. The contracts provided for a monthly settlement such that if the average WTI for the month was greater than $23.90/bbl, Maynard remitted to the counterparty the excess price times the number of barrels hedged during the month. Conversely, if the average WTI for the month was less than $14.00/bbl, the counterparty was obligated to pay Maynard for the difference times the number of barrels hedged during the month. If the average WTI for the month fell between $14.00/bbl and $23.90/bbl, no settlement was to be made. As a result of this arrangement, the Company's oil and gas revenues were reduced by approximately $2,173,000 during the nine months ended September 30, 2000.

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

         Effective September 1, 2000, the Company entered into an additional derivative financial instrument in which the Company hedged 1,000 barrels of daily production for a period of six months with a ceiling price of $36.50/bbl and a floor price of $24.00/bbl. This agreement calls for a monthly cash settlement if the average WTI for the month is greater than the ceiling price, whereby Maynard would be obligated to pay the counterparty to the contract; likewise, if the average WTI for the month is less than the floor price, the counterparty to the contract would be obligated to pay Maynard. The amount of any cash payment would be equal to the difference between the average WTI price and the ceiling or floor price times the number of hedged barrels for the month. During September, the average WTI was $30.86/bbl and consequently, no monies were due to either party under the contract.

         Additionally, effective October 1, 2000, the Company entered into another derivative financial instrument in which an additional 1,000 barrels of daily production was hedged for a period of six months with a ceiling price of $37.20/bbl and a floor price of $25.00/bbl.

Note 4        Income Taxes

         The provision for income taxes consists of the following (thousands of dollars):
                           Nine Months Ended ``           Three Months Ended
                              September 30,                  September 30,
                           -----------------              ------------------
                            2000        1999              2000           1999
                            ----        ----              ----           ----
     Federal:
         Current         $4,004        $ 540             $1,654         $ 370
         Deferred           732          300                582           170
                          -----         ----              -----          ----

                         $4,736        $ 840             $2,236         $ 540
                          =====         ====              =====          ====

Note 5        Employee Incentive Plan

         The Company's Board of Directors approved an amendment to an employee incentive plan in which officers and key employees had been awarded stock participation units in 1989 and 1993 that entitled them to a cash payment equal to the excess of the fair market value of one share of the Company's common stock over a specified share price at the grant date times the number of vested shares. Under the original terms of this plan, no units could be exercised until the employee terminated his employment with the Company. Pursuant to terms of the amended plan, each employee holding stock participation units was given the opportunity to cash out all, or a portion, of the units held. At the time of the plan amendment, there were a total of 95,500 stock participation units outstanding with option prices of $4.50 and $5.625 per share. For the nine months and three months ended September 30, 2000, general and administrative expenses were charged $1,079,148 and $482,273, respectively, for the 95,500 stock participation units. A total of 84,500 units were exercised under the amended plan at $20.81 per share. As a result of the exercise of these units, the Company will make a cash payment of $1,332,835 to those electing employees. Additionally, at September 30, 2000, the Company has a liability of approximately $196,000 attributable to the remaining 11,000 stock participation units.

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

Note 7        Subsequent Event

         Effective October 1, 2000, the Company purchased working interests in 10 producing properties in the Sho-Vel-Tum Field located in Carter, Stephens, and Jefferson Counties, Oklahoma for cash consideration of approximately $2.8 million.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999
-----------------------------------------------------------------------------

              For the third quarter of 2000, the Company earned ninety-five cents per share on revenues of $15,205,773 compared to earnings of twenty- nine cents per share during the third quarter of 1999 on revenues of $6,591,475. Current quarter results were favorably impacted by higher revenues from the sale of oil and gas, which are the results of increased product pricing and additional production volumes derived from producing property acquisitions.

Revenues
--------

              Oil and gas revenues rose $8,257,407 between the two quarterly periods, or over 126%, due to both pricing increases and higher volumes resulting from producing property acquisitions. Oil and gas prices were $10.09 per barrel and $1.75 per thousand cubic feet of gas (mcf) higher than the same quarter a year ago. Oil volumes increased in excess of 42% and gas volumes rose approximately 61% over this same period as reflected in the table below.

                             Nine Months Ended               Quarter Ended
                                September 30,                September 30,
Sales Volumes                 2000         1999              2000         1999
-------------                 ----         ----              ----         ----

         Bbls           1,031,093        709,748           346,468       243,742

         MCF            2,935,974      1,407,820           968,320       600,899

Costs and Expenses
------------------

         On a net equivalent barrel basis (NEB), lease operating expenses were $1.14 per NEB higher than the third quarter of 1999 as a result of additional workover expenses and higher severance taxes, which relate proportionally to increased oil and gas revenues.

         The exploration, dry holes and abandonments category declined $363,862 between the 1999 and 2000 quarters as a result of reduced exploratory drilling activity.

         General and administrative expenses reflect an increase of $700,303, sixty-nine percent of which is attributable to the employee incentive plan discussed in Note 5 to the Company's Financial Statements, and the balance represents costs to manage the growth of the Company from approximately $60.3 million in assets at September 30, 1999 to approximately $103.8 million in assets at September 30, 2000.

         Depreciation and amortization expense rose $1,103,609, or 67%, between the third quarters of 1999 and 2000 due to the acquisition of producing properties last year. On a net equivalent barrel basis, this category of expense increased from $4.77 per NEB to $5.40 per NEB as a result of higher depletion rates on certain properties.

         Interest expense also increased $720,922 between the two quarterly periods because of additional bank debt incurred in connection with the properties acquired from Questar Exploration and Production Company in November, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 1999
------------------

         The Company reported net income of $9,700,339, or one dollar and ninety-nine cents per share, on revenues of $37,792,884 for the nine months ended September 30, 2000 compared with net income of $2,232,506, or forty-six cents per share, on revenues of $15,483,530 for the same period a year ago. Earnings for the current period were favorably affected by operating results
derived  from  producing  properties  acquired,   as  well  as  product  pricing
increases.

Revenues
--------

         Oil and gas revenues rose $22,566,348 between the two nine month periods, or approximately 155%, primarily because of volume increases from producing property acquisitions. Oil volumes rose approximately 45% and gas volumes were 109% higher than the prior period. Significant price realizations also pushed revenues higher - oil averaged $26.13 per barrel for the first nine months of 2000 compared with $15.80 during the prior year, and gas averaged $3.45 per mcf compared with $2.35 per mcf in 1999. During the current period, revenues were reduced by $62,955 due to a loss from property sales, while the prior nine month period included a gain of $303,000 from property dispositions.

Costs and Expenses
------------------

         Operating expenses increased $1.13 per NEB, primarily due to workover activity levels and higher severance tax expense, which relates proportionally to higher oil and gas revenues.

         Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property costs are expensed. However, during the current period, the absence of most exploratory drilling costs resulted in a decline of $465,498, when compared to the same period last year.

         General and administrative (G&A) expenses increased $1,345,498, or 78%, to reflect higher phantom stock expense as discussed in Note 5 to the Consolidated Financial statements.

         Additionally, depreciation and amortization expense rose approximately 73% during the current nine months reflecting the increase in unamortized property balances resulting from producing property acquisitions. Interest expense increased $1,862,261 in the current period reflecting higher outstanding bank debt due to last year's property acquisitions.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents totaled $22.9 million and $12.9 million at September 30, 2000, and December 31, 1999, respectively. Working capital was $14.1 million at September 30, 2000, compared with $8.3 million at December 31, 1999.

         The following summary table reflects cash flows for the nine months ended September 30, 2000 (in thousands):

         Net cash provided by operating activities:                      $20,764
         Net cash used by investing activities:                            6,892
         Net cash used by financing activities:                            3,829

         At September 30, 2000, the Company's total debt was $34.4 million. The Company believes sufficient cash is being generated from operating activities plus cash currently in the bank, or additional borrowing capacity, to fund its planned development and exploratory work or to make additional property acquisitions. Subsequent to September 30, 2000, the Company spent an additional $2.8 million on the acquisition of producing property.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
Commodity Risk
--------------

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

         During 1999, the Company entered into a derivative financial instrument whereby the Company hedged 2,500 barrels of daily production from November 1, 1999 through June 30, 2000 with a ceiling price of $23.90/bbl and a floor price of $14.00/bbl. The contracts call for a monthly settlement such that if the average WTI for the month is greater than $23.90/bbl, the Company remits to the counterparty the excess price times the number of barrels hedged during the month. Conversely, if the average WTI for the month is less than $14.00/bbl, the counterparty pays the Company for the difference times the number of barrels hedged during the month. If the average WTI for the month falls between $14.00/bbl and $23.90/bbl, no settlement is made. As a result of this arrangement, the Company's oil and gas revenues were reduced by approximately $2,173,000 during the nine months ended September 30, 2000.

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

         Effective September 1, 2000 the Company entered into an additional derivative financial instrument in which the Company hedged 1,000 barrels of daily production for a period of six months. This agreement was identical to those described above except for pricing. The ceiling price under the current agreement is $36.50/bbl and the floor price $24.00/bbl. Since the average WTI for September, 2000 was $30.86, no monies were due to either party.

                           PART II. OTHER INFORMATION

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



Dated: November 10, 2000