Form 10-K405
period 2000-12-31
MAYNARD OIL CO
filed 2001-03-30
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000 or
                                                        -----------------

[ ]      TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from         to
                                                             --------   --------

Commission file number 0-5704
                       ------

                                MAYNARD OIL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        75-1362284
-------------------------------------------------     --------------------------

(State of other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification No.)


8080 N. Central Expressway, Suite 660, Dallas, TX            75206
-------------------------------------------------     --------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:    (214)891-8880
                                                   -----------------------------

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

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of its Common Stock held by non-affiliates on March 16, 2001 was $37,067,520 (based upon an estimate that 43.4% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock as reported by NASDAQ (NMS)).

The number of shares outstanding of the Registrant's $.10 par value common stock as of March 16, 2001 was 4,880,516 shares.

The following  documents are incorporated into this Form 10-K by reference:
         Proxy Statement for Annual Meeting of Stockholders to be held on May 16, 2001 - Part III of Form 10K.

                                     PART I.
ITEM 1.           BUSINESS

The Company

         Maynard Oil Company is a Delaware corporation which was organized in 1971 to continue the oil and gas operations conducted on an individual basis by its founders, including Mr. James G. Maynard, its Chairman of the Board and Chief Executive Officer. The Company's principal executive office is located at 8080 N. Central, Ste. 660, Dallas, Texas 75206, and its telephone number is
(214) 891-8880. Unless the context requires otherwise, as used herein, the term "Company" refers to Maynard Oil Company and its subsidiary.

         The Company's principal line of business is the production and sale of, and exploration and development of, crude oil and natural gas. The Company's oil and gas operations are conducted exclusively in the United States, primarily in the states of Texas, Oklahoma, Louisiana, New Mexico and Arkansas.

Recent Acquisition Activities

         Since January 1, 2000, the Company has purchased three groups of producing oil and gas properties for cash consideration of approximately $7.8 million which came from the Company's existing cash resources.

         Effective April 1, 2000 the Company purchased interests in 8 producing wells in Garza, Dawson and Ector Counties, Texas at auction for $3.8 million. A second purchase became effective June 1, 2000 when the Company acquired additional working interests in various producing properties located within the Tex-Mex field of Gaines County, Texas for $1.2 million. The third acquisition was effective October 1, 2000. The Company purchased interests in 10 producing properties located in the Sho-Vel-Tum field of Carter, Stephens and Jefferson Counties, Oklahoma for cash consideration of $2.8 million. The Company estimates that approximately 800,000 barrels of oil and 1.5 bcf of gas were added to its hydrocarbon reserve base through these three transactions.

2001 Activities

         The Company spent approximately $8.8 million increasing its working interest position in certain properties acquired last year. In one such area, the Company was also elected operator of the property.

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

         Prices realized from the sale of oil and gas from the Company's wells depend on numerous factors beyond the control of the Company, including the amount of domestic production, the importation of oil, the proximity of the Company's property to natural gas pipelines and the capacity of such pipelines, the market for other competitive fuels, fluctuations in seasonal demand, and governmental regulations relative to hydrocarbon production and pricing. The production of oil and gas is also subject to the laws of supply and demand, and therefore, is subject to purchaser cutbacks and price reductions during periods of oversupply. At December 31, 2000, approximately 72% of the Company's estimated proved reserves and 68% of the 2000 production, were attributable to crude oil and condensate on a net equivalent barrel basis (net equivalent barrel "NEB" uses a conversion ratio of six thousand cubic feet of gas (MCF) to one net equivalent barrel of oil) and consequently, the Company is primarily impacted by oil markets.

         As  described  above,  the  Company  was  successful  in  adding to its hydrocarbon reserves through current year producing property acquisitions. Additionally, financial results were aided by product pricing increases which averaged $27.36 per barrel and $3.90 per mcf during calendar 2000, compared with prior year average prices of $17.64 per barrel and $2.58 per mcf. Quarterly product volumes and prices were as follows:
                                            Oil                      Gas
                                    Bbl         Avg Bbl         MCF      Avg MCF
         Calendar 2000            Volumes     Prices         Volumes      Prices
         -------------            -------     ------         -------      ------
         First Quarter            346,998     $24.00         902,181      $2.73
         Second Quarter           337,630      24.45       1,065,474       3.06
         Third Quarter            346,468      29.90         968,320       4.57
         Fourth Quarter           338,360      31.12         979,350       5.23
                                ---------                  ---------
            Totals              1,369,456                  3,915,325
                                =========                  =========

         The Company does not believe it would be adversely affected by the loss of any of its oil or gas purchasers since no single purchaser accounted for 10% of consolidated revenues.

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

         A total of twenty-three wells were drilled during 2000, one exploratory and twenty-two development wells. Six of the twenty-two development wells were drilled as producers on Company-operated properties, with Maynard retaining 100% working interest in five of these wells and 95% working interest in the other one. Fourteen of the additional sixteen development wells were drilled by other operators and successfully completed as oil producers while the other two development wells were gas completions. The one exploratory well was a productive gas well drilled by the Company in which it retained a 40% working interest.

General

         The oil and gas business involves intense competition in all of its phases and, because of its size, the Company is not a significant competitive factor in the industry. In its efforts to acquire property rights, the Company competes with many companies having access to substantially greater financial resources and larger technical staffs.

         The Company's oil and gas exploration efforts often involve exploratory drilling on unproven acreage involving high risks. There is no assurance that any oil or gas production will be obtained, or that such production, if obtained, will be profitable. The cost of drilling, completing and operating wells is often uncertain. Drilling may be curtailed or delayed as a result of many factors, including title problems, weather conditions, and shortages of pipe and equipment.

         The Company's operations are subject to potential hazards, inherent in the exploration for and production of hydrocarbons, including blowouts and fires. These and other events can cause a suspension of drilling operations, severe damage to equipment or surrounding property, personal injury, and perhaps even a loss of life. The Company may be subject to liability for pollution and other damages and is subject to statutes and regulations relating to environmental and other matters. While the Company maintains insurance against certain of these risks, there are certain risks against which it cannot insure, or which it may elect not to insure due to premium costs or for other reasons. Substantial uninsured liabilities to third parties may arise.

         The oil and gas operations of the Company are subject to local, state and federal environmental regulations. To date, compliance with these regulations by the Company has had no material effect on the Company's capital expenditures. Although the Company is unable to assess or predict at this time the impact that compliance with such environmental regulations may have on its future capital expenditures, earnings and financial position, it does not anticipate making any material capital expenditures for environmental control facilities during 2001.

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

         The Company's activities are subject to taxation at numerous levels of government, including taxes on income, severance of minerals, and payroll. Laws governing taxation, protection of the environment, crude oil and natural gas operations and production, and other crucial areas are all subject to modification at any time.

         At March 16, 2001 the Company employed 43 persons, including one geologist and six petroleum engineers.

ITEM 2.           PROPERTIES

         The Company's executive offices are presently located at 8080 N. Central, Ste. 660 N. Central Expressway, Suite 660, Dallas, Texas occupying approximately 13,101 square feet of space under a lease agreement which expires in April, 2005.

         The Company's principal property holdings consist of leasehold interests in oil and gas properties located solely in the United States, primarily in Oklahoma, Texas, New Mexico, Louisiana and Arkansas. The leaseholds remain in force so long as production from lands under lease is maintained. The Company believes that it has satisfactory title to its oil and gas properties. Such properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes, and other burdens and minor encumbrances, easements, and restrictions. The Company believes such burdens do not materially detract from the value of the properties or materially interfere with their use in the operation of the Company's business. The Company has pledged certain of its oil and gas properties to secure its term loan.

Estimated Proved Reserves,
Future Net Revenues and Present Value

         Reflected below are the estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas owned by the Company as of December 31, 2000, 1999, and 1998. Such reserve information has been prepared by the Company's staff of petroleum engineers and audited by the independent petroleum consulting firm of Netherland, Sewell, and Associates, Inc. No reserve reports with respect to the Company's proved net oil or gas reserves were filed with any federal authority or agency during the fiscal year ended December 31, 2000.

                                                            December 31
                           -----------------------------------------------------------------------------

                                      2000                      1999                      1998
                           ------------------------    -----------------------    ----------------------

                            Oil (MB)     Gas (MMCF)    Oil (MB)     Gas (MMCF)    Oil (MB)     Gas (MMCF)

Proved Developed            11,085.4      29,362.1     10,072.7     28,917.2       4,947.1      12,262.1
Proved Undeveloped           2,524.9       2,715.6      1,447.3      3,009.7          72.4         642.0
                            --------      --------     --------     --------      --------      --------

Total Proved Reserves       13,610.3      32,077.7     11,520.0     31,926.9       5,019.5      12,904.1
                            ========      ========     ========     ========      ========      ========

       The following table summarizes the future net revenues, using current prices and costs as of the dates indicated, as well as the present value, discounted at 10%, of such future net revenues from estimated production of proved reserves of crude oil and natural gas as of December 31, 2000, 1999, and 1998. Oil and gas prices used in the tabulation of the amounts below are based on the price received for each lease at December 31 of the appropriate year. The weighted average prices at December 31, 2000, 1999, and 1998, respectively, used in the estimates were $25.27, $23.69, and $10.02 per barrel of oil and $9.72, $2.04, and $1.86 per mcf of natural gas. Lease and well operating costs are based upon actual operating expense records.


                                                          December 31
                             --------------------------------------------------------------------------

                                     2000                       1999                     1998
                             --------------------     ----------------------    -----------------------
                              Future      Present         Future     Present      Future       Present
                                Net        Value            Net       Value         Net         Value
Expressed in 000's           Revenue       @ 10%         Revenue      @ 10%      Revenue        @ 10%
                             -------      -------        -------     -------     -------       ------

Proved Developed            $383,769     $245,567       $171,425    $112,842    $ 34,048      $ 23,374
Proved Undeveloped            53,015       24,945         20,593       9,851       1,302           783
                             -------      -------        -------     -------     -------       -------

Total Proved Reserves       $436,784     $270,512       $192,018    $122,693    $ 35,350      $ 24,157
                             =======      =======        =======     =======     =======       =======


Amounts presented in the tables above are before the effects of income taxes.

Production, Sales Prices and Costs

     The following table sets forth the Company's net oil and gas production, average sales prices and production costs for the three years ended December 31, 2000.
                                                              December 31
                                                     ---------------------------
                                                      2000     1999       1998
                                                      ----     ----       ----
Production:
  Oil (MB)                                          1,369.5    990.9    1,025.5
  Gas (MMCF)                                        3,915.3  2,289.6    1,637.3

Average Sales Prices:
  Oil (per BBL)                                      $27.36   $17.64     $12.38
  Gas (per MCF)                                      $ 3.90   $ 2.58     $ 2.12

Average Production Costs:
  Per net equivalent barrel of oil (1)(2)            $ 7.01   $ 5.71     $ 5.91

(1)      Six MCF of gas equals one net equivalent barrel ("NEB").
(2) Production costs are comprised of severance and advalorem taxes, if applicable, and lease operating expenses, which include workover costs.

Productive Wells and Acreage

         As of December 31, 2000, the Company owned an interest in approximately 1,274 gross (478.5 net) wells, of which 1,178 gross (438.7 net) are oil wells and 96 gross (39.8 net) are gas wells, located on approximately 54,140 gross (24,842 net) producing acres.

Undeveloped Acreage

         The following table sets forth the Company's gross and net undeveloped acreage as of December 31, 2000.
                                                            Undeveloped Acreage
                                                            -------------------
                                                             Gross          Net
                                                             -----          ---

Arkansas......................................................420             88
Colorado.......................................................80             10
North Dakota.................................................. 62              4
Oklahoma......................................................425            185
Texas.......................................................6,510          2,546
Wyoming.................................................... 2,376            809
                                                           ------         ------

Total                                                       9,873          3,642
                                                           ======         ======

Drilling Activity

         The following table sets forth the results of the Company's drilling activity during the three years ended December 31, 2000.


                                       Exploratory                   Development                     Total
                                       -----------                   -----------                     -----
                                Gross            Net          Gross           Net          Gross           Net
                                -----            ---          -----           ---          -----           ---

December 31, 2000
         Productive                 1           .400             22         8.096             23         8.496
         Dry                        0           .000              0          .000              0          .000
                                  ---          -----            ---        ------            ---        ------

  Total                             1           .400             22         8.096             23         8.496
                                  ===          =====            ===        ======            ===        ======

December 31, 1999
         Productive                 0           .000              5         1.888              5         1.888
         Dry                        2           .650              0          .000              2          .650
                                  ---          -----            ---        ------            ---        ------

  Total                             2           .650              5         1.888              7         2.538
                                  ===          =====            ===        ======            ===        ======

December 31, 1998
         Productive                 2           .438              7          .916              9         1.354
         Dry                        0           .000              0          .000              0          .000
                                  ---          -----            ---        ------            ---        ------

  Total                             2           .438              7          .916              9         1.354
                                  ===          =====            ===        ======            ===        ======


         At December 31, 2000, the Company had five wells being drilled which have all been successfully completed at March 16, 2001.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is a defendant in minor lawsuits that have arisen in the ordinary course of business. The Company does not expect any of these lawsuits or other items to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Executive Officers of the Registrant

         Information with respect to the Company's executive officers as of March 16, 2001, is set forth in the table below.

         Name                    Position                      Age         Since
         ----                    --------                      ---         -----

James G. Maynard         Chairman of the Board,                 74          1971
                           Chief Executive Officer
                           and Treasurer

Glenn R. Moore           President and Chief                    63          1982
                           Operating Officer

L. Brent Carruth         Executive Vice President               67          1984
                           of Operations

Kenneth W. Hatcher       Executive Vice President               57          1983
                           of Finance

Linda K. Burgess         Vice President of                      52          1984
                           Accounting and
                           Corporate Secretary

Cassondra Foster         Vice President of Land                 58          1999

Jerry G. Keen            Vice President of Engineering          52          1999

         Mr. Maynard has been a director since 1971 and engaged in oil and gas exploration as an independent operator and private investor for the past
40 years.

         Mr. Moore has over 35 years experience in domestic and foreign oil and gas exploration and production. Prior to joining the Company in November, 1982, Mr. Moore served as President of Shannon Oil and Gas, Inc. and Hanover Petroleum Corporation.

         Mr. Carruth has over 35 years of petroleum engineering experience. Prior to joining the Company in January, 1984, he served for one year as Vice President of Operations of Cordova Resources. Preceding that, Mr. Carruth was a petroleum consultant for three years and served as Manager of Engineering of Texas Pacific Oil Company for eight years.

         Mr. Hatcher has over 35 years of finance and accounting experience in the oil and gas industry and is a Certified Public Accountant. Prior to joining the Company in February, 1983, Mr. Hatcher served as Controller and Vice President of Finance of Shannon Oil and Gas, Inc. for three years and as Controller and Vice President of Hanover Petroleum Corporation for four years.

         Ms. Burgess has in excess of 30 years of oil and gas accounting experience. Prior to joining the Company in May, 1984, Ms. Burgess served as Controller for Trans-Western Exploration Inc. for four years and as Controller for Energy Resources Oil and Gas for three years.

         Ms. Foster has over 30 years of petroleum land management experience, joining Maynard Oil Company's Land Department in 1974. Prior to that Ms. Foster was a Title Analyst for Texas Oil & Gas.

         Mr. Keen has over 30 years of petroleum engineering experience and has been employed by Maynard Oil Company since 1984.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The Company's Common Stock is traded in the over-the-counter market, NASDAQ trading symbol "MOIL". The high and low sales prices for each quarterly period during the two years ended December 31, 2000, were as follows:

         2000         High        Low          1999             High       Low
         ----         ----        ---          ----             ----       ---

First Quarter      $26.125     $ 9.875    First Quarter      $ 8.6875   $7.0000
Second Quarter      19.187      10.125    Second Quarter      10.3750    8.2500
Third Quarter       22.875      14.750    Third Quarter       10.8750    9.3750
Fourth Quarter      23.125      15.250    Fourth Quarter      12.0000    9.5000

         As of March 16, 2001, the Company had approximately 760 shareholders of record.

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

                                                     December 31
                               -------------------------------------------------
                                  2000     1999        1998      1997       1996
                                  ----     ----        ----      ----       ----
Oil and gas sales
  and royalties                $52,739   $23,392    $16,166    $26,477   $30,583
Income (loss) before
  income taxes (1)              22,273     7,148    (11,897)     6,613    15,758
Net income (loss) (1)           14,103     4,355     (7,816)     4,455     9,954
Per share income
 (loss) (1)(2)                   2.89       .89      (1.60)       .91      2.04
Total assets                   107,858    94,708     60,363     78,286    81,257
Long-term debt                  24,863    32,513      6,250     11,250    16,250
Shareholders' equity            64,087    49,991     45,647     53,509    49,054
Net working capital             14,151     8,321     16,448     17,503    12,942
Net cash provided by
  operating activities          26,795     9,661      5,025     11,250    13,921

(1) Includes effect of 1998 impairment of oil and gas properties amounting to $8,754,846.
(2) Basic and diluted earnings (loss) per share were the same for all years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Year Ended December 31, 2000 Compared to December 31, 1999
----------------------------------------------------------
Overview
--------

         Maynard Oil has utilized the year 2000 to integrate the properties acquired in the fourth quarter of 1999 from Questar into the Company's operating structure. It has been a challenging task to merge Questar's 300 oil and gas properties into Maynard's existing property base which consisted of approximately 1,100 wells. Additionally, the Company continued its strategy for growth by acquiring three separate groups of producing properties and also divested of 196 properties which were either marginally productive or which were not considered part of the Company's core operating properties. Product prices continued to improve from 1999 levels, and, coupled with the increased production volumes, formed the basis for current year earnings of $14.1 million and operating cash flows of $26.8 million, which are both records for Maynard Oil--the best annual period in its thirty year history in the oil and gas business from earnings and cash flow perspectives.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents totaled $21.2 million and $12.9 million at December 31, 2000 and December 31, 1999, respectively, increasing approximately $8.3 million over this one year period.

         Cash flow from operations approximated $26.8 million and was utilized as follows:

                  Property acquisitions                         $ 7.8  million
                  Drilling of 23 wells                            3.5  million
                  Capitalized workover activities                 2.0  million
                  Repayment of debt                               5.7  million
                  Proceeds from sale of property,
                    net of miscellaneous expenditures             (.5) million
                  Cash increase                                   8.3  million
                                                                -----

                  Total                                         $26.8 million
                                                                =====

         Company management plans on utilizing cash generated from operations and additional bank debt, if necessary, to fund future oil and gas activities.

Results of Operations
---------------------
Year ended December 31, 2000 Compared to December 31, 1999
----------------------------------------------------------

         During 2000, the Company earned $2.89 per share compared to 1999 earnings of $.89 per share.

Revenues

         Oil and gas revenue more than doubled during the year 2000, rising from $23.3 million a year ago to $52.7 million during 2000. Higher sales volumes accounted for 57% of the revenue increase and pricing differentials the remaining 43%. The table below reflects these differences by product:
                                           Avg.                          Avg.
                             Oil          Price          Gas            Price
                             Bbls          Bbl           MCF             MCF
Twelve months 2000         1,369,456      $27.36       3,915,325        $3.90
Twelve months 1999           990,877       17.64       2,289,563         2.58

         Interest income rose approximately $347,000 between 1999 and 2000 due to increased average cash balances. Additionally, the disposition of assets reflects a loss for the current year while the prior year dispositions yielded a gain to the Company.

Costs and Expenses

         On a net equivalent barrel (NEB) basis, lease operating expenses increased $1.30 per NEB from $5.71 per NEB to $7.01 per NEB. Approximately 46% of this increase was due to higher severance taxes, which are directly proportional to sales values; 18% of the lease operating expense increase was a result of expense workovers; 12% was attributable to greater advalorem taxes, which are also functions of pricing; and 25% was attributable to all other lease operating items such as labor and salt water disposal.

         The exploration, dry holes, and abandonments category decreased $84,520 during 2000 because no unsuccessful exploratory wells were drilled, while two such dry holes were drilled and expensed in 1999. A substantial portion of this expense category for 2000 is represented by the impairment of acreage for which the Company has no future plans. The one successful exploratory well drilled in 2000 was capitalized as oil and gas property.

         The general and administrative (G&A) expense category reflects an increase of $1,604,659 between 1999 and 2000, primarily the result of phantom stock adjustments which occur because of stock price fluctuations. Since the phantom stock units were originally awarded in 1989, the Company's G&A expense has experienced a great deal of volatility as the stock price has risen and fallen and the related charges and credits for phantom stock have been recorded. At December 31, 1999, the closing stock price was $9.75, and the Company had an accrued liability of $449,625 for this phantom stock obligation on its balance sheet with $214,875 of this amount recorded in 1999 G&A expense. On September 28, 2000 the Company's Board of Directors approved an amendment to the employee incentive plan which originally awarded these phantom stock units (See Note 8 to the 2000 Consolidated Financial Statements). On this date, the Company's stock price had risen to $20.81 per share, so the Company accrued an additional $934,773 to 2000 G&A expense for the 84,500 phantom stock units that were exercised under the plan amendment. At December 31, 2000, the Company also has a remaining liability of approximately $136,000 attributable to the remaining 11,000 stock participation units, $85,250 of which is also reflected in 2000 G&A expense. The remainder of the year 2000 G&A expense increase represents costs to manage the growth of the Company from approximately $60.3 million in assets at September 30, 1999-prior to the Questar acquisition-to $107.8 million in assets at December 31, 2000.

         On a net equivalent barrel basis, the current depreciation and amortization rate increased approximately 18% from $4.26 per NEB during 1999 to $5.01 per NEB during 2000. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit of production method based upon estimated proved reserves. The Company calculates and applies this rate on a property by property basis. Fluctuations in depreciation and amortization expense can be caused by variations in the performance of the oil and gas property, the amount invested in the property and the hydrocarbon reserves ultimately recoverable from the property. As the oil and gas properties and their associated reserves age within a company, these rates become more predictable and have less variance.

         Interest expense increased over 200% due to a full annual period having lapsed under the term loan agreement put in place in November, 1999 in connection with the Questar acquisition.

         Income tax expense for 2000 reflects an effective tax rate of 36.7% which differs from the corporate rate of 35% for Maynard Oil's pre-tax income level. The primary reason for this difference relates to income taxes assessed at the state level.

Year ended December 31, 1999 Compared to December 31, 1998
----------------------------------------------------------
Results of Operations
---------------------

         For the year ended December 31, 1999, the Company earned eighty-nine cents per share compared to the prior year loss of one dollar and sixty cents per share. The loss in 1998 was primarily related to oil and gas price reductions which resulted in lower oil and gas revenues and a non- cash impairment charge to oil and gas properties of $1.18 per share.

         Oil and gas revenues rose $7,226,189, or almost 45% between the two years, primarily due to price increases and higher gas volumes resulting from the current year property acquisitions. Oil and gas prices were $5.26 per barrel and forty-six cents per mcf higher than a year ago. Gas volumes increased approximately 40% while oil volumes declined slightly more than 3% during this one year period.

         On a net equivalent barrel basis, lease operating expense declined twenty cents per NEB from $5.91 in 1998 to $5.71 in 1999 because expense workovers were less during the current period than the same period in 1998.

         Exploration costs increased $141,890, or 36%, during 1999 primarily because the Company drilled two exploratory dry holes in the current year, which were expensed since no commercial hydrocarbon reserves were found. During 1998, two exploratory wells were productive and capitalized as oil and gas property.

         General and administrative expense category reflects a $513,470 increase which is primarily the result of phantom stock adjustments. During 1999, phantom stock expense was charged $214,875, while in 1998, general and administrative expenses included a phantom stock credit of $262,625. Phantom stock charges and credits arise as a result of stock price fluctuations. Closing stock prices at December 31, 1999, 1998, and 1997 were $9.75, $7.50, and $10.25 respectively.

         Depreciation and amortization expense was reduced almost 41% from 1998 levels. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. During 1998, the effects of lower oil and gas prices reduced the estimated quantities of recoverable proved reserves which resulted in increased expense. Likewise, higher product prices increased the estimated recoverable reserves and decreased the average depletion rate. On a net equivalent barrel basis, the 1999 rate was $4.26 per NEB compared with $7.58 per NEB during 1998. The impairment charge amounted to $6.74 per NEB. If the 1998 write down of oil and gas properties had not occurred, thus leaving the impairment amount capitalized, the 1999 depreciation and amortization expense would have increased $.46 per NEB.

         Average oil prices for December, 1999 were $23.47 per barrel compared with an average of $10.02 during 1998. Consequently, there was no indication the carrying amount of the Company's assets should be assessed for recoverability, and thus there was no impairment charge during 1999.

         Interest expense decreased $117,644 due to scheduled bank note payments and the resulting lower average outstanding principal.

         Income tax expense reflected a charge of $2,793,000 during 1999 while 1998 included a tax benefit of $4,081,856 to reflect the deductibility of the net loss.

Recent Accounting Pronouncements
--------------------------------

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The FASB subsequently issued Statements No. 137 and No. 138 which amend SFAS No. 133. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company adopted SFAS 133 on January 1, 2001 and recorded a cumulative effect adjustment of approximately $84,000 to earnings to recognize the fair value of all derivative instruments as a result of adopting SFAS 133.

Certain Factors that Could Affect Future Operations
---------------------------------------------------

         Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, teleconferences or otherwise, may be deemed to be 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the 'Safe Harbor' provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward- looking statements. When used in this document, the words "anticipates," "estimates," "expects," "believes," "intends," "plans" and similar expressions are intended to identify such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.

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

         During 1999, the Company entered into a derivative financial instrument whereby the Company hedged 2,500 barrels of daily production from November 1, 1999 through June 30, 2000 with a ceiling price of $23.90/bbl and a floor price of $14.00/bbl. The contracts called for a monthly settlement such that if the average WTI for the month was greater than $23.90/bbl, the Company remitted to the counterparty the excess multiplied by the number of barrels hedged during the month. Conversely, if the average WTI for the month was less than $14.00/bbl, the counterparty was to pay the Company for the difference multiplied by the number of barrels hedged during the month. As long as the average WTI for the month fell between $14.00/bbl and $23.90/bbl, no settlement was to be made. As a result of this arrangement, the Company's oil and gas revenues were reduced by $2,173,225 during 2000 and $234,673 during 1999.

         A second derivative instrument was entered into effective March 1, 2000 through June 30, 2000 which mirrored the first except the ceiling and floor amounts were $28.30 and $25.00 per barrel, respectively. This second instrument was cancelled by the Company effective April 1, 2000. As a result of this arrangement, the Company's 2000 oil and gas revenues were reduced by $145,525.

         Effective September 1, 2000, the Company entered into an additional derivative financial instrument in which the Company hedged 1,000 barrels of daily production for a period of six months with a ceiling price of $36.50/bbl and a floor price of $24.00/bbl. This agreement calls for a monthly cash settlement if the average WTI for the month is greater than the ceiling price, whereby Maynard would be obligated to pay the counterparty to the contract; likewise, if the average WTI for the month is less than the floor price, the counterparty to the contract would be obligated to pay Maynard. The amount of any cash payment would be equal to the difference between the average WTI price and the ceiling or floor price multiplied by the number of hedged barrels for the month. From September, 2000 through February, 2001, the average WTI fell between $24.00/bbl and $36.50/bbl and, consequently, no monies were exchanged.

         Additionally, effective October 1, 2000, the Company entered into another derivative financial instrument in which an additional 1,000 barrels of daily production was hedged for a period of six months with a ceiling price of $37.20/bbl and a floor price of $25.00/bbl. For the life of this contract, average WTI fell between $25.00/bbl and $37.20/bbl, so no monies were exchanged.

Interest Rate Risk
------------------

         While the Company does have interest rate risk associated with its outstanding borrowing as of December 31, 2000, we do not consider the risk to have a material impact on the Company's operations. As such, the Company does not hedge against interest rate risk exposure.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 8 is included on pages 20 through 39 of this Report.

ITEM 9.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE.

         None
                                    PART III

         The information required by Part III (Items 10 through 13) is set forth in the Company's Proxy Statement for the annual meeting of stockholders to be held on May 16, 2001, and is incorporated herein by reference. Information with respect to the Company's executive officers as of March 16, 2001, is set forth commencing on pages 8 and 9 thereof under the caption "Executive Officers of the Registrant".

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

Financial Statements and Schedules

         See Index to Consolidated Financial Statements and Schedule on page 20 of this Report.

Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of 2000.

Exhibits

         3.1 (a) Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1980 (the "1980 Form 10- K"), and incorporated herein by reference.

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

          4.1 (a) Second Restated Loan Agreement, dated November 12, 1999 between Maynard Oil Company and Bank One, Texas, N.A., filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999 (the "1999 Form 10-K") and incorporated herein by reference.

                  (b) First Amendment to Second Restated Loan Agreement dated May 15, 2000 between Maynard Oil Company and Bank One, Texas, N.A., filed herewith.

         10.1 1989 Stock Participation Plan, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995 and incorporated herein by reference.

         21.1 List of subsidiaries of the Company as of December 31, 2000, filed herewith.

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


Date:  March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated in multiple counterparts with the same force and effect as if each person executing a separate counterpart has joined in execution of the same counterpart.




/s/  James G. Maynard             Chairman of the Board,          March 30, 2001
------------------------          Chief Executive Officer
     James G. Maynard             & Treasurer

/s/  Glenn R. Moore               President and Chief             March 30, 2001
------------------------            Operating Officer
     Glenn R. Moore

/s/  Kenneth W. Hatcher           Executive Vice President        March 30, 2001
------------------------            of Finance(Principal
     Kenneth W. Hatcher             Financial and
                                    Accounting Officer)

/s/  Robert B. McDermott          Director                        March 30, 2001
------------------------
     Robert B. McDermott


/s/  Ralph E. Graham              Director                        March 30, 2001
------------------------
     Ralph E. Graham

                       MAYNARD OIL COMPANY AND SUBSIDIARY

             Index to Consolidated Financial Statements and Schedule


                                                                            Page
                                                                            ----

Financial Statements:

         Report of Independent Accountants                                   21

         Consolidated Balance Sheets - December 31, 2000 and 1999            22

         Consolidated Statements of Operations - Three years ended
            December 31, 2000                                                23

         Consolidated Statements of Shareholders' Equity - Three
            years ended December 31, 2000                                    24

         Consolidated Statements of Cash Flows - Three years
            ended December 31, 2000                                          25

         Notes to Consolidated Financial Statements                          26

         Financial Statement Schedule for the Three years ended December 31, 1999

                    II - Valuation and Qualifying Accounts                   39

         All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------




To the Board of Directors and Shareholders of Maynard Oil Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Maynard Oil Company and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PricewaterhouseCoopers LLP
Dallas, Texas
March 26, 2001

                       MAYNARD OIL COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                           December 31,
                                                   -----------------------------
                                                     2000               1999
                                                     ----               ----
ASSETS
Current assets:
   Cash and cash equivalents                      $ 21,228,040     $ 12,910,321
   Accounts receivable, trade                        8,773,669        6,029,188
     Income taxes receivable                         1,437,587          750,000
     Other current assets                              441,027          836,554
                                                   -----------      -----------
         Total current assets                       31,880,323       20,526,063
                                                   -----------      -----------

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                                162,572,339      151,655,045
   Other property and equipment                        450,885          337,546
                                                   -----------      -----------
                                                   163,023,224      151,992,591
   Less accumulated depreciation and
    amortization                                   (87,045,360)     (78,158,395)
                                                   -----------      -----------
      Net property and equipment                    75,977,864       73,834,196
                                                   -----------      -----------

Deferred income taxes                                   --              348,000
                                                   -----------      -----------

                                                  $107,858,187     $ 94,708,259
                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt          $ 7,650,000     $  5,737,500
   Accounts payable                                  8,350,643        4,249,724
   Accrued expenses                                    927,828        1,257,618
   Income taxes payable                                800,799          960,212
                                                   -----------      -----------
              Total current liabilities             17,729,270       12,205,054
                                                   -----------      -----------

Deferred income taxes                                1,179,000            --

Long-term debt                                      24,862,500       32,512,500

Shareholders' equity:
   Preferred stock of $.50 par value.
     Authorized 1,000,000 shares; none
        issued                                             --               --
   Common stock of $.10 par value.
     Authorized 20,000,000 shares;
     4,880,516 and 4,880,887 shares
     issued and outstanding                            488,051          488,089
   Additional paid-in capital                       18,831,138       18,831,138
   Retained earnings                                44,768,228       30,671,478
                                                   -----------      -----------
              Total shareholders' equity            64,087,417       49,990,705
                                                   -----------      -----------

Contingencies and commitments (note 11)
                                                  $107,858,187     $ 94,708,259
                                                   ===========      ===========

See accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Operations

                                                     Years ended December 31,
                                                     ------------------------
                                              2000            1999           1998
                                              ----            ----           ----
Revenues:
   Oil and gas sales and royalties        $ 52,738,994    $ 23,392,231   $ 16,166,042
   Interest and other                        1,141,333         794,478      1,329,606
   Gain (loss) on disposition of assets        (38,070)        312,746          6,275
                                          ------------    ------------   ------------
                                            53,842,257      24,499,455     17,501,923
                                          ------------    ------------   ------------

Costs and expenses:
   Operating expenses                       14,168,808       7,839,205      7,672,710
   Exploration, dry holes and
         abandonments                          449,088         533,608        391,718
   General and administrative                3,841,919       2,237,260      1,723,790
   Depreciation and amortization            10,120,721       5,848,272      9,845,105
   Impairment of oil and gas properties           --              --        8,754,846
   Interest and other                        2,988,628         893,475      1,011,119
                                          ------------    ------------   ------------
                                            31,569,164      17,351,820     29,399,288
                                          ------------    ------------   ------------

   Income (loss) before income taxes        22,273,093       7,147,635    (11,897,365)

Income tax expense (benefit)                 8,170,000       2,793,000     (4,081,856)
                                          ------------    ------------   ------------

     Net income (loss)                    $ 14,103,093    $  4,354,635   $ (7,815,509)
                                          ============    ============   ============

Weighted average number of common
   shares outstanding                        4,880,749       4,883,536      4,887,882
                                          ============    ============   ============

Net income (loss) per common share
   (basic and diluted)                            $2.89         $ .89        $(1.60)
                                                   ====          ====         =====

See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity


                                             Common Stock
                                             ------------        Additional
                                                                   Paid-in      Retained
                                      Shares         Amount        Capital      Earnings            Total
                                      ------         ------        -------      --------            -----

Balance at December 31, 1997       4,889,450    $    488,945    $ 18,831,138   $ 34,189,012    $ 53,509,095
     Net loss                           --              --              --       (7,815,509)     (7,815,509)
     Purchase and retirement
       of common stock                (4,853)           (485)           --          (46,158)        (46,643)
                                ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1998       4,884,597         488,460      18,831,138     26,327,345      45,646,943
     Net income                         --              --              --        4,354,635       4,354,635
     Purchase and retirement
       of common stock                (3,710)           (371)           --          (10,502)        (10,873)
                                ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1999       4,880,887         488,089      18,831,138     30,671,478      49,990,705
     Net income                         --              --              --       14,103,093      14,103,093
     Purchase of common stock           (371)            (38)           --           (6,343)         (6,381)
                                ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2000       4,880,516    $    488,051    $ 18,831,138   $ 44,768,228    $ 64,087,417
                                ============    ============    ============   ============    ============




See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                 Years ended December 31,
                                                                 ------------------------
                                                         2000            1999             1998
                                                         ----            ----             ----
Cash flows from operating activities:
     Net income (loss)                              $ 14,103,093    $  4,354,635    $ (7,815,509)
     Adjustments to reconcile net income (loss)to
       net cash provided by operating activities:

       Depreciation and amortization                  10,120,721       5,848,272       9,845,105
       Impairment of oil and gas properties                 --              --         8,754,846
       Deferred income tax expense (benefit)           1,527,000         333,000      (3,313,000)
       Exploration, dry holes and
         abandonments                                    429,424         451,688         345,284
       Current year costs of dry holes and
         abandonments                                      1,031        (424,077)       (145,868)
       (Gain) loss on disposition of assets               38,070        (312,746)         (6,275)
     (Increase) decrease in current assets:
       Accounts receivable                            (2,744,481)     (3,460,381)        605,828
       Income taxes receivable                          (687,587)        227,587        (884,967)
       Other current assets                              395,527        (357,874)         67,558
     Increase (decrease) in current liabilities:
     Accounts payable                                  4,100,919       1,666,367      (1,688,305)
     Accrued expenses                                   (329,790)        415,250        (559,653)
       Income taxes payable                             (159,413)        919,413        (179,999)
                                                    ------------    ------------    ------------

       Net cash provided by operating
         activities                                   26,794,514       9,661,134       5,025,045
                                                    ------------    ------------    ------------

Cash flows from investing activities:
     Proceeds from disposition of assets                 780,447         555,022          38,880
     Additions to property and equipment             (13,513,361)    (45,184,704)     (3,711,828)
                                                    ------------    ------------    ------------

       Net cash used by
         investing activities                        (12,732,914)    (44,629,682)     (3,672,948)
                                                    ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt               --        32,000,000            --
     Principal payments on long-term debt             (5,737,500)     (5,000,000)     (5,000,000)
     Purchase of common stock                             (6,381)        (10,873)        (46,643)
                                                    ------------    ------------    ------------

       Net cash provided (used) by
         financing activities                         (5,743,881)     26,989,127      (5,046,643)
                                                    ------------    ------------    ------------

Net increase (decrease) in cash
 and cash equivalents                                  8,317,719      (7,979,421)     (3,694,546)
Cash and cash equivalents at beginning
  of year                                             12,910,321      20,889,742      24,584,288
                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year            $ 21,228,040    $ 12,910,321    $ 20,889,742
                                                    ============    ============    ============


See accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


(1)       Summary of Significant Accounting Policies
          ------------------------------------------

          Business Activity
          -----------------

          Maynard Oil Company (the Company) is engaged in the acquisition, exploration, development, production and sale of crude oil and natural gas in the Continental United States, primarily in the states of Texas, Oklahoma Louisiana, New Mexico and Arkansas.

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

          Property and Equipment
          ----------------------

          The Company follows the successful efforts method of accounting for its oil and gas properties. Intangible drilling and development costs related to development wells and successful exploratory wells are capitalized, whereas the costs of exploratory wells which do not yield economic proved reserves are expensed. All geological and geophysical costs not reimbursed are expensed as incurred. Costs of acquiring unproved leases are evaluated for impairment until such time as the leases are proved or abandoned. In addition, unamortized costs at a field level are reduced to discounted fair value if the net book value exceeds the sum of expected undiscounted future cash flows.

          Depreciation and amortization of producing properties is computed using the unit-of-production method based upon estimated proved reserves. Depreciation of other property and equipment is calculated using the straight-line method based upon estimated useful lives ranging from two to ten years.

          Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts, and the resulting gain or loss is recognized.

          Revenue Recognition
          -------------------

          The Company accounts for oil and gas sales from its interests in producing wells under the sales method. Under the sales method, the Company recognizes revenues based on the amount of natural gas sold to purchasers, which may be different from the Company's entitled production based on its interest in the properties. Gas balance obligations as of December 31, 2000, 1999 and 1998 were not significant.

          Overhead Reimbursement Fees
          ---------------------------

          The Company reduces general and administrative expenses by only the amounts actually due from outside working interest owners for overhead charges

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

          Derivative Financial Instruments
          --------------------------------

          The Company periodically enters into commodity hedge contracts, including caps and floors which may require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of crude oil or natural gas without the exchange of underlying volumes. The notional amounts of these derivative financial instruments are based on expected production from existing wells. The Company uses these derivative financial instruments to manage cash flow risks resulting from fluctuations in commodity prices. The derivative financial instruments held by the Company are not leveraged and are held for purposes other than trading.

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

          Income per Common Share
          -----------------------

          The Company does not have a complex capital structure, and consequently, net income per common share is computed using the weighted average number of common shares outstanding during each year. Basic and diluted earnings per share were the same for 2000, 1999 and 1998.

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

          Risk Management
          ---------------

          During  1999,  the  Company   entered  into  a  derivative   financial
          instrument whereby the Company hedged 2,500 barrels of daily production from November 1, 1999 through June 30, 2000 with a ceiling price of $23.90/bbl and a floor price of $14.00/bbl. The contracts call for a monthly settlement such that if the average WTI for the month is greater than $23.90/bbl, Maynard remits to the counterparty the excess multiplied by the number of barrels hedged during the month. Conversely, if the average WTI for the month is less than $14.00/bbl, the counterparty pays Maynard for the difference multiplied by the number of barrels hedged during the month. If the average WTI for the month falls between $14.00/bbl and $23.90/bbl, no settlement is made. As a result of this arrangement, the Company's oil and gas revenues were reduced by $234,673 during 1999 and $2,173,225 during 2000.

          A second derivative instrument was entered into effective March 1, 2000 through June 30, 2000 which mirrored the first except the ceiling and floor amounts were $28.30 and $25.00 per barrel, respectively. This second instrument was cancelled by the Company effective April 1, 2000. As a result of this arrangement, the Company's first quarter 2000 oil and gas revenues were reduced by $145,525.

          Effective September 1, 2000, the Company entered into an additional derivative financial instrument in which the Company hedged 1,000 barrels of daily production for a period of six months with a ceiling price of $36.50/bbl and a floor price of $24.00/bbl. This agreement calls for a monthly cash settlement if the average WTI for the month is greater than the ceiling price, whereby Maynard would be obligated to pay the counterparty to the contract; likewise, if the average WTI for the month is less than the floor price, the counterparty to the contract would be obligated to pay Maynard. The amount of any cash payment would be equal to the difference between the average WTI price and the ceiling or floor price multiplied by the number of hedged barrels for the month. From September, 2000 through February, 2001 the average WTI fell between $24.00/bbl and $36.50/bbl, and consequently, no monies were exchanged.

          Additionally, effective October 1, 2000, the Company entered into another derivative financial instrument in which an additional 1,000 barrels of daily production was hedged for a period of six months with a ceiling price of $37.20/bbl and a floor price of $25.00/bbl. For the life of this contract, average WTI, fell between $25.00/bbl and $37.20/bbl, so no monies were exchanged.

          The Company adopted Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001 and recorded a cumulative effect adjustment of approximately $84,000 to earnings to recognize the fair market value of all derivative instruments as a result of adopting SFAS 133.

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

          During the year ended December 31, 1999, oil and gas sales to three customers, amounting to approximately $4,143,000, $2,868,000, and $2,457,000 respectively, each accounted for more than 10% of total consolidated revenues. For the year ended December 31, 1998, oil and gas sales to four customers, amounting to approximately $2,449,000, $2,277,000, $2,183,000, and $2,144,000, respectively, each accounted for more than 10% of total consolidated revenues. During the year ended December 31, 2000, no single purchaser accounted for 10% of consolidated revenues.

(3)       Subsequent Event
          ----------------

          The Company spent approximately $8.8 million increasing its working interest position in certain properties acquired last year.

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

(5)       Impairment of Long-Lived Assets
          -------------------------------

          Oil and gas prices fell from an average of $15.72 per barrel and $2.05 per mcf at the end of 1997 to averages of $10.02 per barrel and $1.86 per mcf, at the end of 1998. Consequently, the Company performed an impairment evaluation of its oil and gas properties and recognized a non-cash impairment of $8,754,846 in December 1998. Because no event occurred in 2000 or 1999 which would trigger an impairment evaluation, no such evaluation was performed for those years.

(6)       Cash Flow Data
          --------------

          Supplemental cash flow information for the three years ended December 31, 2000 is summarized as follows:

                                            2000           1999           1998
                                            ----           ----           ----
          Cash paid:
            Interest expense             $3,015,276      $  758,695     $982,258
                                          =========       =========      =======

            Income taxes                 $7,490,000      $1,279,111     $330,000
                                          =========       =========      =======

(7)       Long-term Debt

          Long-term debt at December 31, 2000 and 1999 is summarized as follows:

                                                          2000           1999
                                                          ----           ----
          Term note due in 20 equal quarterly
            installments of $1,912,500 commencing
            April 1, 2000. Interest paid quarterly
            at varying rates.  Certain oil and gas
            properties are pledged as collateral.     $32,512,500    $38,250,000
          Less current installments                     7,650,500      5,737,500
                                                       ----------     ----------

            Long-term debt                            $24,862,500    $32,512,500
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

          The term note permits the Company to choose between three interest rate options and to specify what portion of the loan is covered by a specific interest rate option and the applicable funding period to which the interest rate option is to apply. The interest rate options are as follows:

                  (1)      Bank's prime lending rate
                  (2)      Bank's certificate of deposit rate
                  (3)      London interbank eurodollar rate (Eurodollar)

          Effective April 1, 2000, the Bank amended the terms of the Company's credit agreement which lowered the amounts charged under the various rate options.

          At December  31,  2000,  interest  on the bank term loan  approximated
          8.05%.

          The credit agreement contains various financial covenants related to working capital, net worth, and cash flow, and places certain limitations on the incurrence of additional debt and prohibits the payment of dividends.

(8)       Employee Incentive Plans
          ------------------------

          The Company's Board of Directors approved an amendment to an employee incentive plan in which officers and key employees had been awarded stock participation units in 1989 and 1993 that entitled them to a cash payment equal to the excess of the fair market value of one share of the Company's common stock over a specified share price at the grant date times the number of vested shares. Under the original terms of this plan, no units could be exercised until the employee terminated his employment with the Company. Pursuant to terms of the amended plan, each employee holding stock participation units was given the opportunity to cash out all, or a portion, of the units held. At the time of the plan amendment, there were a total of 95,500 stock participation units outstanding with option prices of $4.50 and $5.625 per share. For the year ended December 31, 2000, general and administrative expenses were charged $1,020,023 for the 95,500 stock participation units. A total of 84,500 units were exercised under the amended plan at $20.81 per share. As a result of the exercise of these units, the Company made a cash payment of $1,332,835 to those electing employees. Additionally, at December 31, 2000, the Company has a liability of approximately $136,000 attributable to the remaining 11,000 stock participation units.

(9)       Income Taxes
          ------------

          Income tax expense (benefit) consists of the following:

                                           Years ended December 31,
                                           ------------------------
                                     2000           1999            1998
                                     ----           ----            ----
            Federal
              Current            $5,898,000     $2,227,000      $  (734,967)
              Deferred            1,527,000        333,000       (3,313,000)
            State                   745,000        233,000          (33,889)
                                  ---------      ---------        ---------
                                 $8,170,000     $2,793,000      $(4,081,856)
                                  =========      =========        =========

          Income tax expense(benefit) for the three years ended December 31, 2000 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 35% in 2000 and 34% in 1999 and 1998 to income (loss) before income taxes. The reasons for this difference are as follows:

                                                   Years ended December 31,
                                                   ------------------------
                                               2000         1999       1998
                                               ----         ----       ----
          Income tax expense (benefit)
            at U.S. statutory rate         $7,795,583   $2,430,196  $(4,045,104)
          State income taxes (benefit),
            net of Federal income
            tax effects                       484,250      153,780      (22,366)
          Allowable depletion in
            excess of cost depletion            (8,750)    (135,215)     --
          Items not related to current
            year earnings                     (109,484)    305,751       --
          All other items                       8,401       38,488      (14,386)
                                            ---------    ---------    ---------

            Income tax expense
                  (benefit)                $8,170,000   $2,793,000  $(4,081,856)
                                            =========    =========    =========

          The components of the net deferred tax (asset) and liability were as follows:
                                                          December 31,
                                                          ------------
                                                      2000              1999
                                                      ----              ----

          Oil and gas property assets             $1,227,000         $(178,000)
          Employee incentive plan                    (48,000)         (170,000)
                                                    ---------        ---------

          Net deferred tax (asset) liability      $1,179,000        $ (348,000)
                                                   =========         =========

(10)      Employee Benefit Plans
          ----------------------

          The Company adopted a noncontributory defined contribution retirement plan for all full-time employees age 21 or older who have completed one year of service. The plan provides for a minimum annual contribution by the Company equal to 3% of an employee's base salary plus overtime compensation. At its discretion, the Company may also make supplemental contributions to the plan. For calendar 1998, 1999 and 2000, the Company elected to contribute 5% for each employee covered by this plan. Under this plan, amounts equal to retirement plan expense are funded annually, which amounted to $108,406, $106,462, and $103,458, respectively, for 2000, 1999 and
          1998.

          The Company also has a profit sharing plan pursuant to Section 401 of the Internal Revenue Code, whereby participants may contribute a percentage of their compensation up to 15%. The Plan provides for a matching contribution by the Company equal to one-half of the employee's percentage contribution up to 10% of the employee's compensation. During 2000, 1999, and 1998, the Company's matching portion amounted to $97,228, $93,823 and $91,911, respectively.

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

          The Company leases office space and certain equipment under various operating leases which expire over the next five years. All leases require the payment of taxes and insurance, and the office lease requires the Company to pay its pro rata share of increases in maintenance expense above that prevailing in base years. Management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Rent expense for the three years ended December 31, 2000 was $453,440, $362,443, and $341,443, respectively.

          Minimum payments for operating leases having initial or noncancellable terms in excess of one year are as follows:

                                            2001        $   381,789
                                            2002            358,209
                                            2003            336,012
                                            2004            305,658
                                            2005             99,672
                                                          ---------

                  Total minimum payments                 $1,481,340
                                                          =========

(12)  Quarterly Financial Data (Unaudited)
      -----------------------------------

         Summarized quarterly financial data for the years ended December 31, 2000 and 1999 as follows:


                                                        First           Second            Third           Fourth
                                                       Quarter          Quarter          Quarter          Quarter
                                                       -------          -------          -------          -------
         Year Ended December 31, 2000
               Revenues                              $11,020,146      $11,566,965      $15,205,773      $16,049,373
               Operating Income                        4,224,089        4,347,088        7,413,165        8,136,046
               Net Income                              2,475,864        2,601,185        4,623,290        4,402,754
               Net Income per common share                   .51              .53              .95              .90

         Year Ended December 31, 1999
               Revenues                               $3,682,116       $5,209,939       $6,591,475       $9,015,925
               Operating Income                         (193,250)       1,155,119        1,905,340        4,379,423
               Net Income                                (77,562)         909,909        1,400,159        2,122,129
               Net Income per common share                  (.02)             .19              .29              .43



(13)     Supplemental Oil and Gas Disclosures (Unaudited)
         ------------------------------------------------

         Capitalized Costs
         -----------------

         A summary of the Company's aggregate capitalized property and equipment costs relating to oil and gas exploration and development activities follows:
                                                             December 31,
                                                         ----------------
                                                        2000            1999
                                                        ----            ----
               Proved undeveloped leaseholds       $  1,945,518    $  2,691,308
               Producing properties                 160,626,821     148,963,737
                                                    -----------     -----------
                                                    162,572,339     151,655,045
               Accumulated depreciation and
                 amortization                        86,828,540      77,974,895
                                                    -----------     -----------

               Net capitalized costs               $ 75,743,799    $ 73,680,150
                                                    ===========     ===========

         Costs Incurred
         --------------

         A summary of costs incurred in oil and gas acquisition, exploration and development activities follows:

                                                     Years ended December 31,
                                                     ------------------------
                                               2000          1999         1998
                                               ----          ----         ----
              Acquisition of properties
                Proved undeveloped         $   243,885   $ 2,691,308  $    2,946
                Proved                       7,531,915    40,589,276   2,683,526
              Exploration costs                531,192     1,091,521     472,001
              Development costs              5,058,262     1,010,969     693,363
                                             ----------   ----------   ---------

                                           $13,365,254   $45,383,074  $3,851,836
                                            ==========    ==========   =========

13)      Supplemental Oil and Gas Disclosures (Unaudited) continued
         ----------------------------------------------------------

         Results of Operations
         ---------------------

              The results of operations from oil and gas producing activities are as follows:
                                                  Years ended December 31,
                                                  ------------------------
                                            2000         1999            1998
                                            ----         ----            ----

              Sales                    $52,738,994   $23,392,231   $16,166,042
              Production costs (a)     (14,168,808)   (7,839,205)   (7,672,710)
              Exploration expenses      (2,228,067)   (1,668,191)     (421,977)
              Depreciation and
                amortization           (10,053,256)   (5,780,413)   (9,776,334)
              Impairment of oil and
              gas properties                --           --         (8,754,846)
                                       ----------    ----------     ----------
                                        26,288,863     8,104,422   (10,459,825)
              Income tax (expense)
                benefit                 (9,201,101)   (2,744,385)    3,541,991
                                        ----------    ----------   -----------

              Results of operations
                from oil and gas
                producing activities   $17,087,762   $ 5,360,037   $(6,917,834)
                                        ==========    ==========    ==========

              (a)   Includes lifting costs, severance taxes and advalorem taxes.

(13)     Supplemental Oil and Gas Disclosures (Unaudited) continued
         ----------------------------------------------------------

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

Proved Developed and                                 Oil              Gas
Undeveloped Reserves                              (Barrels)          (MCF)
--------------------                              ---------          -----
Total as of December 31, 1997                     7,148,467        12,734,920
         Revisions of previous estimates         (1,372,452)         (252,807)
         Purchases of reserves                      244,810         1,971,319
         Extensions and discoveries                  24,624            94,318
         Production                              (1,025,524)       (1,637,254)
         Sales of reserves in place                    (473)           (6,396)
                                                  ----------        ----------

Total as of December 31, 1998                     5,019,452        12,904,100
         Revisions of previous estimates          1,874,514           559,013
         Purchases of reserves                    4,706,560        18,008,548
         Extensions and discoveries                 930,732         2,928,373
         Production                                (990,877)       (2,289,564)
         Sales of reserves in place                 (20,351)         (183,610)
                                                  ----------        ----------

Total as of December 31, 1999                    11,520,030        31,926,860
         Revisions of previous estimates          1,549,760         1,146,955
         Purchases of reserves                      760,874         1,498,830
         Extensions and discoveries               1,230,077         2,196,522
         Production                              (1,369,456)       (3,915,325)
         Sales of reserves in place                 (80,935)         (776,122)
                                                  ----------        ----------

Total as of December 31, 2000                    13,610,350        32,077,720
                                                 ==========        ==========

Proved Developed Reserves
-------------------------
December 31, 1998                                 4,947,039        12,262,069
December 31, 1999                                10,072,772        28,917,190
December 31, 2000                                11,085,442        29,362,127

(13)     Supplemental Oil and Gas Disclosures (Unaudited) continued

Standardized Measure

     The standardized measure of discounted future cash flows from proved oil and gas reserves determined in accordance with rules prescribed by the Financial Accounting Standards Board is summarized as follows:

                                                 Years ended December 31,
                                                 ------------------------
                                            2000          1999           1998
                                           (000's)       (000's)       (000's)
                                           -------       -------       -------

Future cash inflows                       $655,640      $338,098      $ 74,282
Future production costs                   (201,244)     (134,474)      (38,158)
Future development costs                   (17,611)      (11,605)         (773)
                                           -------       -------        ------
                                           436,785       192,019        35,351
Future income tax (expenses)
  benefits                                (127,452)      (39,884)         487
                                            -------       -------       ------
Future net cash flows                      309,333       152,135        35,838
10% annual discount for estimated
  timing of cash flows                    (117,755)      (54,926)      (11,348)
                                           -------       -------       -------
Standardized measure of discounted
  future net cash flows                   $191,578      $ 97,209      $ 24,490
                                           =======       =======       =======

The average prices for oil and gas used to calculate future cash inflows at December 31, 2000 were $25.27 per barrel and $9.72 per mcf, respectively.


The following are the principal sources of changes in the standardized measure of discounted future net cash flows.
                                                    Years ended December 31,
                                                    ------------------------
                                                2000        1999         1998
                                               (000's)     (000's)     (000's)
                                               -------     -------     -------

Standardized measure - beginning of year       $97,209     $24,490     $37,879
Sales of oil and gas produced,
  net of production costs                      (38,570)    (15,553)     (7,443)
Net changes in prices and production
  costs                                        115,134      35,657     (10,714)
Extensions, discoveries, and improved
  recovery, less related costs                  20,979       9,151         277
Changes in future development costs             (3,336)       (228)      1,094
Development costs incurred                       2,137          60         193
Revisions of previous quantity estimates        26,108      15,202      (7,361)
Accretion of discount                            9,721       2,416       3,788
Purchase of proved reserves                     16,399      52,739       1,800
Sale of proved reserves                           (799)       (394)         (2)
Net change in income taxes                     (53,449)    (25,817)      5,015
Other                                               45        (514)        (36)
                                               -------       ------      ------

Standardized measure - end of year            $191,578     $97,209     $24,490
                                               =======      ======      ======

                                   Schedule II


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                        Valuation and Qualifying Accounts
                       Three Years Ended December 31, 2000





                                                        Charged to
                                          Beginning      Cost and                    Ending
Description                                Balance       Expenses     Deductions    Balance
-----------                               ---------     ----------    ----------    -------

Allowance for Doubtful Accounts - (a)
-------------------------------------



December 31, 1998                          $ 70,000        $ 3,600      $(20,600)    $53,000
                                           ========        =======      ========     =======

December 31, 1999                          $ 53,000           --          --         $53,000
                                           ========        =======     ========      =======

December 31, 2000                          $ 53,000           --          --         $53,000
                                           ========        =======     ========      =======


(a)  Valuation account deducted in the balance sheet from trade accounts receivable.


                      MAYNARD OIL COMPANY AND SUBSIDIARIES

                                Index to Exhibits


                                                                    Sequentially
Exhibit                                                               Numbered
Number                                                                  Page
------                                                                  ----

 4.1              First Amendment to Second Restated
                  Loan Agreement                                            41

21.1              List of subsidiaries of the Company as
                  of December 31, 2000                                      44