Form 10-Q
period 2001-03-31
MAYNARD OIL CO
filed 2001-05-14
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ending   March 31, 2001                      Commission File #0-5704
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


8080 N. Central, Ste. 660 N. Central Expressway, Suite 660, Dallas, Texas 75206
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2001.


                4,880,398 shares of common stock, par value $0.10
--------------------------------------------------------------------------------

                       MAYNARD OIL COMPANY AND SUBSIDIARY

            Index to Consolidated Financial Statements and Schedules


                                                                            Page
                                                                            ----

Part I.  Financial Information

         Consolidated Balance Sheets
                  March 31, 2001 and December 31, 2000                        3

         Consolidated Statements of Operations
                  Three Months ended March 31, 2001 and 2000                  4

         Consolidated Statement of Shareholders' Equity
                  Three Months ended March 31, 2001                           5

         Consolidated Statements of Cash Flows
                  Three Months ended March 31, 2001 and 2000                  6

         Notes to Consolidated Financial Statements                           7

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9

Part II.          Other Information

         Item 6.  Exhibits and Reports on Form 8-K                            14

Signatures                                                                    15

                       MAYNARD OIL COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                  March 31,       December 31,
                                                  ---------       ------------
                                                   2001               2000
                                                   ----               ----
ASSETS
Current assets:
   Cash and cash equivalents                   $  16,850,810      $  21,228,040
   Accounts receivable, trade                      8,542,116          8,773,669
   Income taxes receivable                         1,437,587          1,437,587
   Other current assets                              412,904            441,027
                                               -------------      -------------
           Total current assets                   27,243,417         31,880,323
                                               -------------      -------------

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                              174,726,308        162,572,339
   Other property and equipment                      495,414            450,885
                                               -------------      -------------
                                                 175,221,722        163,023,224
   Less accumulated depreciation and
     amortization                                (90,162,264)       (87,045,360)
                                               -------------      -------------
        Net property and equipment                85,059,458         75,977,864
                                               -------------      -------------

                                               $ 112,302,875      $ 107,858,187
                                               =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt      $   7,650,000      $   7,650,000
   Accounts payable                                5,483,815          8,350,643
   Accrued expenses                                1,792,771            927,828
   Income taxes payable                            2,647,799            800,799
                                               -------------      -------------
           Total current liabilities              17,574,385         17,729,270
                                               -------------      -------------

Deferred income taxes                              2,020,000          1,179,000

Long-term debt                                    22,950,000         24,862,500

Shareholders' equity:
   Preferred stock of $.50 par value
     Authorized 1,000,000 shares; none
          issued                                       --                 --
   Common stock of $.10 par value
     Authorized 20,000,000 shares;
     4,880,398 and 4,880,516 shares
     issued and outstanding                          488,039            488,051
   Additional paid-in capital                     18,831,138         18,831,138
   Retained earnings                              50,439,313         44,768,228
   Accumulated other comprehensive income               --                 --
                                               -------------      -------------
           Total shareholders' equity             69,758,490         64,087,417
                                               -------------      -------------

Contingencies and Commitments
                                               $ 112,302,875      $ 107,858,187
                                               =============      =============

See accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months ended March 31,
                                                           ----------------------------
                                                           2001                  2000
                                                           ----                  ----
Revenues:
     Oil and gas sales and royalties                     17,259,059          $10,792,820
     Interest and other                                     247,151              227,326
     Gain on disposition of assets                           13,901                --
                                                         ----------           ----------
                                                         17,520,111           11,020,146
                                                         ----------           ----------

Costs and expenses:
   Operating expenses                                     4,449,893            3,089,664
     Exploration, dry holes
       and abandonments                                       8,956                7,841
     General and administrative                             770,980            1,115,421
     Depreciation and amortization                        3,116,905            2,355,805
     Interest and other                                     603,107              750,551
                                                         ----------           ----------
                                                          8,949,841            7,319,282
                                                         ----------           ----------

         Income before income taxes                       8,570,270            3,700,864
                                                         ----------           ----------

Income tax expense                                        2,897,057            1,225,000
                                                         ----------           ----------

         Net income                                      $5,673,213           $2,475,864
                                                         ==========           ==========

Weighted average number of common shares
   outstanding                                            4,880,463            4,880,879
                                                         ==========           ==========

Net income per common share                                   $1.16                $ .51
                                                               ====                 ====
 (basic and diluted)


See accompanying Notes to Consolidated Financial Statements



                                                         MAYNARD OIL COMPANY
                                             Statement of Changes in Shareholders Equity
                                                     Period Ended March 31, 2001

                                                                                  Accumulated
                                                                                     Other         Additional               Common
                                                   Comprehensive     Retained    Comprehensive      Paid-in       Common    Stock
                                         Total        Income         Earnings       Income          Capital       Stock     Shares
                                         -----        ------         --------       ------          -------       -----     ------

Balance at December 31, 2000         $64,087,417                  $44,768,228                    $18,831,138    $488,051  4,880,516

Comprehensive Income:
     Net income                        5,673,213    $5,673,213      5,673,213
     Cumulative effect of
       adopting SFAS 133                  86,757        86,757                      $86,757
     Reclassification adjustments
       for contract settlements          (86,757)      (86,757)                     (86,757)
                                                      ---------
Comprehensive Income                                $5,673,213
                                                     =========

Purchase and retirement
     of common stock                      (2,140)                      (2,128)                                       (12)      (118)
                                       ----------                   ---------       -------       ---------     -------    ---------

Balance at March 31, 2001            $69,758,490                  $50,439,313       $  --        $18,831,138    $488,039  4,880,398
                                      ==========                   ==========       =======       ==========     =======   =========



See accompanying Notes to Consolidated Financial Statements




                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                             2001                 2000
                                                             ----                 ----

Cash flows from operating activities:
     Net income                                          $  5,673,213      $  2,475,864
     Adjustments to reconcile net income to net
         cash provided by operating activities:

         Depreciation and amortization                      3,116,905         2,355,805
         Deferred income taxes                                841,000           225,000
         Dry holes and abandonments                              --               6,777
         Current year costs of dry holes and
           abandonments                                          --              (1,275)
         (Increase) decrease in current assets:
           Accounts receivable                                231,553          (305,121)
           Income taxes receivable                               --                --
           Other current assets                                28,123           (59,822)
         Increase (decrease) in current liabilities:
           Accounts payable                                (2,866,828)          706,216
           Accrued expenses                                   864,943         1,139,050
           Income taxes payable                             1,847,000           383,000
                                                         ------------      ------------

           Net cash provided by operating
             activities                                     9,735,909         6,925,494
                                                         ------------      ------------

Cash flows from investing activities:
     Additions to property and equipment                  (12,198,499)       (3,712,607)
                                                         ------------      ------------

           Net cash used by investing
             activities                                   (12,198,499)       (3,712,607)
                                                         ------------      ------------

Cash flows from financing activities:
     Principal payments on long-term debt                  (1,912,500)             --
     Purchase and retirement of common stock                   (2,140)             (351)
                                                         ------------      ------------

           Net cash used by financing
               activities                                  (1,914,640)             (351)
                                                         ------------      ------------

Net (decrease) increase in cash and cash
   equivalents                                             (4,377,230)        3,212,536

Cash and cash equivalents at beginning of year             21,228,040        12,910,321
                                                         ------------      ------------

Cash and cash equivalents at end of period               $ 16,850,810      $ 16,122,857
                                                         ============      ============


See accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                 March 31, 2001

Note l Unaudited Financial Statements

         The accompanying consolidated financial statements of Maynard Oil Company (the "Company") have been prepared in accordance with generally accepted accounting principals, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, contains all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001. The December 31, 2000 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 2000 Annual Report to Shareholders.

Note 2

         The Company adopted Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001 and recorded a cumulative effect adjustment of approximately $87,000 to earnings to recognize the fair market value of all derivative instruments as a result of adopting SFAS
         133. During the first quarter of 2001, net hedging gains of approximately $87,000 were reclassified from other comprehensive income due to settlement of the contracts during the quarter. As of March 31, 2001, the Company had no outstanding derivative arrangements.

Note 3 Earnings Per Share

         Net income per common share is based on the weighted average number of shares outstanding in each period, which was 4,880,463 and 4,880,879 shares at March 31, 2001 and 2000, respectively. As of March 31, 2001 and 2000, the Company had no potentially dilutive common shares, and therefore, basic and diluted earnings per common share were the same.

Note 4 Risk Management

         Effective March 1, 2001, the Company entered into a derivative financial instrument whereby 2,000 barrels of daily production was hedged with a ceiling price of $28.18 per barrel and a floor price of $24.00 per barrel. This hedging arrangement was due to expire on February 28, 2002. However, the Company exercised its ability to terminate the contract during March, 2001 via payment of $803,000, which reduced oil and gas revenues for the first quarter of 2001.

         During 2000, the Company entered into a derivative financial instrument whereby the Company hedged 1,000 barrels of daily production from September 1, 2000 through February 28, 2001 with a ceiling price of $36.50/bbl and a floor price of $24.00/bbl. The contract called for a monthly settlement such that if the average WTI for the month was greater than $36.50/bbl, Maynard would remit to the counterparty the excess multiplied by the number of barrels hedged during the month. Conversely, if the average WTI for the month was less than $24.00/bbl, the counterparty would pay Maynard for the difference multiplied by the number of barrels hedged during the month. If the average WTI for the month fell between $24.00/bbl and $36.50/bbl, no settlement would be made. As a result of this arrangement, no monies were exchanged.

         A second derivative instrument was entered into effective October 1, 2000 through March 31, 2001 which mirrored the first except the ceiling and floor amounts were $37.20 and $25.00 per barrel, respectively. Over the life of this contract, average WTI fell between $25.00 per barrel and $37.20 per barrel, so no cash was exchanged.

Note 5 Income Taxes

         The provision for income taxes consists of the following (thousands of dollars):
                                                       Three Months Ended
                                                             March 31
                                                             --------
                                                  2001                   2000
                                                  ----                   ----
         Federal:
         Current                                $2,056                    $1,000
         Deferred                                  841                       225
                                                 -----                     -----
                                                $2,897                    $1,225
                                                 =====                     =====

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000
---------------------------------------------------------------------

         For the first quarter of 2001, the Company earned $1.16 per share on revenues of $17,520,111 compared to $.51 per share during the first quarter of 2000 on revenues of $11,020,146. Current quarter results were favorably impacted by higher revenues from the sale of oil and gas, which are the results of increased product pricing and additional production volumes derived from producing property acquisitions.

Revenues
--------

         Oil and gas revenues rose $6,466,239 between the two quarterly periods, or approximately 60%, due to both pricing increases and higher volumes resulting from prior year's property acquisitions. Average oil and gas prices were $.36 per barrel and $4.63 per thousand cubic feet of gas (mcf) higher than the same quarter a year ago. Oil volumes increased approximately 7% and gas volumes rose almost 24% over this same period.

Costs and Expenses
------------------

         On a net equivalent barrel basis (NEB), lease operating expenses were $1.77 per NEB higher than the first quarter of 2000 resulting from increases in routine operating costs which usually occur during periods of rising product-prices, additional expense workovers, and higher severance taxes which relate proportionally to increased oil and gas revenues.

         The general and administrative expense category reflects a decrease of $344,441,or approximately 31%, primarily the result of phantom stock adjustments. During 2000, the Company amended this employee benefit plan to
permit   employees  the  opportunity  to  exercise
benefits under the plan. Accordingly, there are only 11,000 units outstanding under this plan compared with 95,500 units a year ago. The value of these units are adjusted (upward or downward) based upon the closing stock prices at the end of each quarter. Thus, the March, 2000 quarterly phantom stock adjustment was a charge of $525,250 while the current quarter's adjustment was a benefit of $12,375. Offsetting these reductions to the G&A category are increased costs to manage the growth of the Company from $60.3 million in assets at September 31, 1999 (prior to the Questar acquisition)to $112.3 million in assets at March 31, 2001.

         Per NEB, the current quarter's depreciation and amortization rate increased approximately 18% from $4.74 per NEB during the first quarter of 2000 to $5.59 per NEB during 2001. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit of production method based upon estimated proved reserves. The Company calculates and applies this rate on a property by property basis. Fluctuations in depreciation and amortization expense can be caused by variations in the performance of the oil and gas property, the amount invested in the property and the hydrocarbon reserves ultimately recoverable from the property. As the oil and gas properties and their associated reserves age within a company, these rates become more predictable and have less variance.

         Interest expense decreased $147,438 between the two quarterly periods due to scheduled bank note payments and the resulting lower average outstanding principal balance.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents totaled $16.9 million and $21.2 million at March 31, 2001 and December 31, 2000, respectively. Working capital was $9.7 million at March 31, 2001 compared with $14.2 million at December 31, 2000.

         The following summary table reflects cash flows for the three months ended March 31, 2001 (in thousands):

              Net cash provided by operating activities:               $9,736

              Net cash used by investing activities:                   12,198

              Net cash used by financing activities:                    1,915

         Included in the amount utilized by investing activities, is $8.8 million spent to increase the Company's working interest position in certain properties acquired in 2000. The balance utilized in investing activities, $3.4 million, was spent performing development work on various properties.

         At March 31, 2001, the Company's long-term debt was $22,950,000. The Company believes it has sufficient cash being generated from operating activities plus cash currently in the bank, or additional borrowing capacity, to fund its planned drilling activities and to make additional property acquisitions.

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

         During 2001, the Company entered into a derivative financial instrument whereby the Company hedged 2,000 barrels of daily production from March 1, 2001 through February 28, 2002 with a ceiling price of $28.18/bbl and a floor price of $24.00/bbl. The Company exercised its right to terminate this contract during March, 2001 via payment of $803,000 which reduced oil and gas revenues for the first quarter of 2001.

                           PART II. OTHER INFORMATION

ITEM 6:       Exhibits and Reports on Form 8-K

              (a)      Exhibits - None

              (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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



Dated: May 15, 2001