Form 10-Q
period 2001-06-30
MAYNARD OIL CO
filed 2001-08-14
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 30, 2001      Commission File #0-5704
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2001.


                4,880,370 shares of common stock, par value $0.10
--------------------------------------------------------------------------------

                       MAYNARD OIL COMPANY AND SUBSIDIARY

            Index to Consolidated Financial Statements and Schedules


                                                                            Page
                                                                            ----

Part I.           Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets
                           June 30, 2001 and December 31, 2000                3

                  Consolidated Statements of Operations
                           Six Months and Three Months ended
                           June 30, 2001 and 2000                             4

                  Consolidated Statements of Shareholders' Equity
                           Six Months ended June 30, 2001
                                                                              5

                  Consolidated Statements of Cash Flows
                           Six Months ended June 30, 2001 and 2000            6

                  Notes to Consolidated Financial Statements                  7

  Item 2.         Management's Discussion and Analysis of
                  Financial         Condition and Results of Operations       9

  Item 3.         Quantitative and Qualitative Disclosures
                  About Market Risk                                           13

Part II.          Other Information

  Item 4.         Submission of Matters to a Vote of
                           Security Holders                                   14

  Item 6. Exhibit and Reports on Form 8-K                                     15

  Signatures                                                                  16

                       MAYNARD OIL COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                              June 30,                 December 31,
                                                                             ---------                 ------------
                                                                               2001                        2000
                                                                               ----                        ----
ASSETS
Current assets:
   Cash and cash equivalents                                                $17,522,319                $21,228,040
   Accounts receivable, trade                                                 7,281,069                  8,773,669
   Income taxes receivable                                                    1,437,587                  1,437,587
   Other current assets                                                         350,855                    441,027
                                                                             ----------                 ----------
           Total current assets                                              26,591,830                 31,880,323
                                                                             ----------                 ----------

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                                                         178,784,284                162,572,339
   Other property and equipment                                                 501,560                    450,885
                                                                            -----------                -----------
                                                                            179,285,844                163,023,224
   Less accumulated depreciation and
    amortization                                                           ( 94,023,864)              ( 87,045,360)
                                                                             -----------                -----------
        Net property and equipment                                           85,261,980                 75,977,864

                                                                           $111,853,810               $107,858,187
                                                                            ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                                   $ 7,650,000                $ 7,650,000
   Accounts payable                                                           5,889,352                  8,350,643
   Accrued expenses                                                           1,368,141                    927,828
   Income taxes payable                                                         429,799                    800,799
                                                                             ----------                 ----------
           Total current liabilities                                         15,337,292                 17,729,270
                                                                             ----------                 ----------

Deferred income taxes                                                         2,917,000                  1,179,000

Long-term debt                                                               21,037,500                 24,862,500

Shareholders' equity:
   Preferred stock of $.50 par value.
     Authorized 1,000,000 shares; none
          issued                                                                    --                         --
   Common stock of $.10 par value.
     Authorized 20,000,000 shares;
     4,880,393 and 4,880,516 shares
     issued and outstanding                                                     488,039                    488,051
   Additional paid-in capital                                                18,831,138                 18,831,138
   Retained earnings                                                         53,242,841                 44,768,228
                                                                            -----------                -----------
           Total shareholders' equity                                        72,562,018                 64,087,417
                                                                            -----------                -----------

Contingencies and commitments
                                                                           $111,853,810               $107,858,187
                                                                            ===========                ===========


See accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Six Months ended                        Three Months ended
                                                                     June 30,                                 June 30,
                                                                 ----------------                        ------------------
                                                              2001              2000                  2001               2000
                                                              ----              ----                  ----               ----
Revenues:
      Oil and gas sales                                  $31,264,724        $22,304,384           $14,005,665        $11,511,564
      Interest and other                                     419,993            470,564               172,842            243,238
      Gain (loss) on disposition
        of assets                                             26,382           (187,837)               12,481           (187,837)
                                                          ----------          ----------           ----------          ----------
                                                          31,711,099         22,587,111            14,190,988         11,566,965
                                                          ----------         ----------            ----------         ----------

Costs and expenses:
      Operating expenses                                   8,938,327          6,433,083             4,488,434          3,343,419
      Exploration, dry holes
        and abandonments                                     156,169              4,541               147,213             (3,300)
      General and administrative, net                      1,602,832          1,879,566               831,852            764,145
      Depreciation and amortization                        7,010,053          5,228,180             3,893,148          2,872,375
      Interest and other                                   1,139,821          1,464,692               536,714            714,141
                                                          ----------         ----------            ----------         ----------
                                                          18,847,202         15,010,062             9,897,361          7,690,780
                                                          ----------         ----------            ----------         ----------

        Income before income taxes                        12,863,897          7,577,049             4,293,627          3,876,185

Income tax expense                                         4,387,057          2,500,000             1,490,000          1,275,000
                                                          ----------         ----------            ----------         ----------

        Net income                                       $ 8,476,840        $ 5,077,049           $ 2,803,627        $ 2,601,185
                                                          ==========         ==========            ==========         ==========

Weighted average number of common
   shares outstanding                                      4,880,430          4,880,860             4,880,397          4,880,842
                                                          ==========         ==========            ==========         ==========

Net income per common share                                    $1.74              $1.04                  $.57               $.53
                                                                ====               ====                   ===                ===
      (basic and diluted)

See accompanying Notes to Consolidated Financial Statements.


                               MAYNARD OIL COMPANY
                   Statement of Changes in Shareholders Equity
                           Period Ended June 30, 2001

                                                                                Accumulated
                                                                                    Other       Additional                 Common
                                                  Comprehensive     Retained    Comprehensive     Paid-in       Common     Stock
                                         Total        Income        Earnings        Income        Capital       Stock      Shares
                                         -----        ------        --------        ------        -------       -----      ------

Balance at December 31, 2000         $64,087,417                  $44,768,228                   $18,831,138   $488,051   4,880,516

Comprehensive Income:
     Net income                        8,476,840    $8,476,840      8,476,840
     Cumulative effect of adopting
       SFAS 133                           86,757        88,757                       $86,757
     Reclassification adjustments
       for contract settlements          (86,757)      (86,757)                      (86,757)
                                                     ---------

Comprehensive Income                                $8,476,840
                                                     =========

Purchase and retirement
     of common stock                      (2,239)                      (2,227)       _______                        (12)       (123)
                                      ----------                   ----------                    ---------     -------   ---------

Balance at June 30, 2001             $72,562,018                  $53,242,841        $  --      $18,831,138   $488,039   4,880,393
                                      ==========                   ==========        =======     ==========    =======   =========



See accompanying Notes to Consolidated Financial Statements

                                                                             -5-

                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
                                                                                       2001                     2000
                                                                                       ----                     ----

Cash flows from operating activities:
     Net income                                                                   $8,476,840                $5,077,049
     Adjustments to reconcile net income to net
         cash provided by operating activities:

         Depreciation and amortization                                             7,010,053                 5,228,180
         Deferred income taxes                                                     1,738,000                   150,000
         Dry holes and abandonments                                                  140,393                     1,377
         Current year costs of dry holes and
           abandonments                                                             (141,272)                   (1,377)
         (Gain) loss on disposition of assets                                        (26,382)                  187,837
         (Increase) decrease in current assets:
           Accounts receivable                                                     1,492,600                   499,550
           Prepaid expenses and other current assets                                  90,172                    (8,455)
         Increase (decrease) in current liabilities:
           Accounts payable                                                       (2,461,291)                  399,260
           Accrued expenses                                                          440,313                   848,459
           Income taxes payable                                                     (371,000)                  515,000
                                                                                   ----------               ----------

           Net cash provided by
             operating activities                                                 16,388,426                12,896,880
                                                                                  ----------                ----------

Cash flows from investing activities:
     Proceeds from disposition of assets                                              27,340                   559,907
     Additions to property and equipment                                         (16,294,248)               (5,276,577)
                                                                                  -----------                ----------

           Net cash used by investing activities                                 (16,266,908)               (4,716,670)
                                                                                  -----------                ----------

Cash flows from financing activities:
     Purchase and retirement of common stock                                          (2,239)                   (2,763)
     Principal payments on long-term debt                                         (3,825,000)               (1,912,500)
                                                                                   ----------                ----------

           Net cash used by financing activities                                  (3,827,239)               (1,915,263)
                                                                                   ----------                ----------

Net (decrease) increase in cash and cash
     equivalents                                                                  (3,705,721)                6,264,947

Cash and cash equivalents at beginning of year                                    21,228,040                12,910,321
                                                                                  ----------                ----------

Cash and cash equivalents at end of period                                       $17,522,319               $19,175,268
                                                                                  ==========                ==========


See Accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


Note 1        Unaudited Financial Statements

         The accompanying consolidated financial statements of Maynard Oil Company (the "Company") have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, contains all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2001, the results of operations for the six months and three months ended June 30, 2001 and 2000 and changes in cash and cash equivalents for the six months ended June 30, 2001 and 2000. The December 31, 2000 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 2000 Annual Report to Shareholders.

Note 2        Earnings Per Share

         Net income per common share is based on the weighted average number of shares outstanding in each period. As of June 30, 2001 and 2000, the Company had no potentially dilutive common shares, and therefore, basic and diluted earnings per common share were the same.

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

Note 4        Income Taxes

         The provision for income taxes consists of the following (thousands of dollars):

                                                       Six Months Ended                    Three Months Ended
                                                             June 30,                             June 30,
                                                       -----------------                     ------------------
                                                     2001             2000              2001                 2000
                                                     ----             ----              ----                 ----
         Federal:
              Current                              $2,649           $2,350             $ 593               $1,350
              Deferred (benefit)                    1,738              150               897                  (75)
                                                    -----            -----             -----                -----

                                                   $4,387           $2,500            $1,490               $1,275
                                                    =====            =====             =====                =====

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

         All of the Company's operations are generally subject to Federal, state and local environmental regulations. To management's knowledge, the Company is in substantial compliance with such laws and regulations.

Note 6         Subsequent Events

         Effective July 9, 2001, the Company settled litigation involving payment of a net profits interest on certain properties for $900,000, one half of which is due back to Maynard from other working interest partners. The Company's share of this settlement, $450,000, is included in accounts payable at June 30, 2001.

         On July 23, 2001, the Company issued a press release to report that it is exploring strategic alternatives including a potential merger or sale of the Company. Additionally, the Company said that it had retained William Blair & Company as its financial advisor and McDermott, Will & Emery as its legal counsel to assist the Board in evaluating the strategic alternatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000
-------------------------------------------------------------------

         For the second quarter of 2001, the Company earned fifty-seven cents per share on revenues of $14,190,988 compared to earnings of fifty-three cents per share during the second quarter of 2000 on revenues of $11,566,965. Current quarter results were favorably impacted by higher revenues from the sale of oil and gas, which are the results of increased product pricing and additional production volumes derived from producing property acquisitions and development drilling on these acquired properties.

Revenues
--------

         Oil and gas revenues rose $2,494,101 between the two quarterly periods, or almost 22%, due to both pricing increases and higher production volumes. Oil and gas prices were 51 cents per barrel and 80 cents per thousand cubic feet of gas (mcf) higher than the same quarter a year ago. Oil volumes increased in excess of 4% and gas volumes rose approximately 27% over this same period.

Costs and Expenses
------------------

         On a net equivalent barrel basis (NEB), lease operating expenses were $1.28 per NEB higher than the second quarter of 2000 as a result of higher severance taxes, which relate proportionally to increased oil and gas revenues, and workover projects.

         The exploration, dry holes and abandonments category increased $150,513 between the 2000 and 2001 quarters as a result of the drilling costs from one exploratory well during the current quarter.

         General and administrative expenses reflect an increase of $67,707, primarily the result of additional staffing required to manage the Company's assets.

         Depreciation and amortization expense rose $1,020,773, or almost 36%, between the second quarters of 2000 and 2001. On a net equivalent barrel basis, this category of expense increased from $5.58 per NEB to $6.74. per NEB as a result of higher depletion rates on certain properties.

         Interest expense decreased $177,427 between the two quarterly periods because of reductions in the outstanding bank debt due to scheduled loan repayments.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

         The Company reported net income of $8,476,840, or one dollar and seventy-four cents per share, on revenues of $31,711,099 for the six months ended June 30, 2001 compared with net income of $5,077,049, or one dollar and four cents per share, on revenues of $22,587,111 for the same period a year ago. Earnings for the current period were favorably affected by operating results derived from producing properties acquired last year as well as product pricing increases.

Revenues
--------

         Oil and gas revenues rose $8,960,340 between the two six month periods, or approximately 40%, primarily because of pricing increases. Oil volumes rose approximately 6%, and gas volumes were 25% higher than the prior period. Product price realizations also pushed revenues higher - oil averaged $24.65 per barrel for the first six months of 2001 compared with $24.22 during the prior year and gas averaged $5.44 per mcf compared with $2.91 per mcf in 2000. Costs and

Expenses
--------

         On a net equivalent barrel basis (NEB), operating expenses increased $1.52 per NEB, primarily due to workover activity levels and higher severance tax expense, which relates proportionally to higher oil and gas revenues.

         Because the Company follows the successful efforts method of accounting, results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property costs are expensed. During the current period, there was one exploratory well drilled and abandoned, which is reflected in this category.

         General and administrative (G&A) expenses decreased $276,734 to reflect lower phantom stock expense. During the first half of 2000, approximately $597,000 was accrued for 95,500 outstanding phantom units. In October, 2000, all but 11,000 phantom units were redeemed, which caused a reduction in this category during the current period.

       Depreciation and amortization expense rose during the current six months from $5.16 per NEB for the 2000 period to $6.18 per NEB currently, and interest expense decreased $324,871 in the current period reflecting lower outstanding bank debt from scheduled loan repayments.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents totaled $17.5 million and $21.2 million at June 30, 2001, and December 31, 2000, respectively. Working capital was $11.3 million at June 30, 2001, compared with $14.2 million at December 31, 2000.

         The following summary table reflects cash flows for the six months ended June 30, 2001 (in thousands):

              Net cash provided by operating activities:       $16,388
              Net cash used by investing activities:            16,267
              Net cash used by financing activities:             3,827

         At June 30, 2001, the Company's total debt was $28.7 million. The Company believes sufficient cash is being generated from operating activities plus cash currently in the bank, or additional borrowing capacity, to fund its planned development and exploratory work or to make additional property acquisitions.

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

       The Company is not currently a party to any derivative instrument.

                           PART II. OTHER INFORMATION

ITEM 4.                   Submission of Matters to a Vote of Security Holders

                 (a)       The Annual Meeting of Stockholders was held on
                           May 16, 2001.

                 (b)       Not applicable.

                 (c)       1.   Set forth below is the tabulation of the votes
                                on each nominee for election of a director:

                                                              WITHHOLD
                              NAME                 FOR        AUTHORITY
                              ----                 ---        ---------

                         Ralph E. Graham        4,708,278      32,567
                         Robert B. McDermott    4,708,278      32,567
                         James G. Maynard       4,708,278      32,567

                           2.   Not applicable.

ITEM 6.       Exhibit and Reports on Form 8-K
              -------------------------------

                 (a)       Exhibit: None

                 (b)       Report on Form 8-K:
                           On July 23, 2001, the Company filed Form 8-K with the Securities and Exchange Commission to report that the Company is exploring strategic alternatives. The Company also reported the retention of William Blair & Company as its financial advisor and McDermott, Will & Emery as its legal counsel to assist the Board in evaluating the strategic alternatives.

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



Dated: August 14, 2001