Form 10-Q
period 2001-09-30
MAYNARD OIL CO
filed 2001-11-14
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ending September 30, 2001 Commission File #0-5704
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

                                    Yes X No
                                   ----- -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2001.


                4,880,368 shares of common stock, par value $0.10
--------------------------------------------------------------------------------

                      MAYNARD OIL COMPANY AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedules


                                                                        Page
                                                                        ----

Part I.  Financial Information

         Consolidated Balance Sheets
                  September 30, 2001 and December 31, 2000
                                                                        3

         Consolidated Statements of Operations
                  Nine Months and Three Months ended
                  September 30, 2001 and 2000                           4

         Consolidated Statements of Shareholders' Equity
                  Nine Months ended September 30, 2001
                                                                        5

         Consolidated Statements of Cash Flows
                  Nine Months ended September 30, 2001 and 2000
                                                                        6

         Notes to Consolidated Financial Statements                     7

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   9

Part II.          Other Information

         Item 5.           Other Events
         Item 6.           Exhibits and Reports on Form 8-K            16

Signatures                                                             18

                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 September 30,      December 31,
                                                 -------------      ------------
                                                      2001              2000
                                                      ----              ----
ASSETS
Current assets:
   Cash and cash equivalents                      $ 17,999,580     $ 21,228,040
   Accounts receivable, trade                        6,816,533        8,773,669
   Income taxes receivable                           1,622,587        1,437,587
   Other current assets                                906,943          441,027
                                                    ----------      -----------
           Total current assets                     27,345,643       31,880,323
                                                    ----------      -----------

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                                185,284,051      162,572,339
   Other property and equipment                        504,298          450,885
                                                   -----------      -----------
                                                   185,788,349      163,023,224
   Less accumulated depreciation and
    amortization                                   (97,678,692)     (87,045,360)
                                                   -----------      -----------
        Net property and equipment                  88,109,657       75,977,864
                                                   -----------      -----------

                                                  $115,455,300     $107,858,187
                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt          $ 7,650,000      $ 7,650,000
   Accounts payable                                  8,762,976        8,350,643
   Accrued expenses                                  1,485,745          927,828
   Income taxes payable                                 62,799          800,799
                                                    ----------      -----------
           Total current liabilities                17,961,520       17,729,270
                                                    ----------      -----------

Deferred income taxes                                3,803,000        1,179,000

Long-term debt                                      19,125,000       24,862,500

Shareholders' equity:
   Preferred stock of $.50 par value.
     Authorized 1,000,000 shares; none
          issued                                            --               --
   Common stock of $.10 par value.
     Authorized 20,000,000 shares;
     4,880,368 and 4,880,516 shares
          issued and outstanding                       488,037          488,051
   Additional paid-in capital                       18,831,138       18,831,138
   Retained earnings                                55,246,605       44,768,228
                                                   -----------      -----------
           Total shareholders' equity               74,565,780       64,087,417
                                                   -----------      -----------

Contingencies and commitments
                                                  $115,455,300     $107,858,187
                                                   ===========      ===========

See accompanying Notes to Consolidated Financial Statements.


                                                  MAYNARD OIL COMPANY AND SUBSIDIARIES
                                                  Consolidated Statements of Operations
                                                               (Unaudited)

                                                                        Nine Months ended                       Three Months ended
                                                                           September 30,                           September 30,
                                                                        -----------------                       ------------------
                                                                2001               2000                 2001                2000
                                                                ----               ----                 ----                ----
Revenues:
   Oil and gas sales                                        $43,955,544        $37,085,448          $12,690,820         $14,781,064
   Interest and other                                           576,264            770,391              156,271             299,827
   Gain (loss) on disposition
      of assets                                                  28,244            (62,955)               1,862             124,882
                                                             ----------         ----------           ----------          ----------
                                                             44,560,052         37,792,884           12,848,953          15,205,773
                                                             ----------         ----------           ----------          ----------
Costs and expenses:
   Operating expenses                                        13,587,928          9,972,575            4,649,601           3,539,492
   Exploration, dry holes and
       abandonments                                             245,091             21,222               88,922              16,681
   General and administrative, net                            2,708,285          3,071,408            1,105,453           1,191,842
   Depreciation and amortization                             10,664,881          7,972,946            3,654,828           2,744,766
   Interest and other                                         1,499,713          2,318,394              359,892             853,702
                                                             ----------         ----------           ----------          ----------
                                                             28,705,898         23,356,545            9,858,696           8,346,483
                                                             ----------         ----------           ----------          ----------

      Income before income taxes                             15,854,154         14,436,339            2,990,257           6,859,290

Income tax expense                                            5,373,057          4,736,000              986,000           2,236,000
                                                             ----------         ----------           ----------           ---------

      Net income                                            $10,481,097        $ 9,700,339          $ 2,004,257          $4,623,290
                                                             ==========         ==========           ==========           =========

Weighted average number of common
   shares outstanding                                         4,880,409          4,880,809            4,880,371           4,880,702
                                                              =========          =========            =========           =========

Net income per common share                                       $2.15              $1.99                $ .41               $ .95
  (Basic and diluted)                                              ====               ====                 ====                ====

See accompanying Notes to Consolidated Financial Statements.





                                                           MAYNARD OIL COMPANY
                                               Statement of Changes in Shareholders Equity
                                                     Period Ended September 30, 2001

                                                                                 Accumulated
                                                                                    Other        Additional                 Common
                                                  Comprehensive     Retained   Comprehensive      Paid-in         Common     Stock
                                       Total          Income        Earnings       Income         Capital         Stock     Shares
                                       -----          ------        --------       ------         -------         -----     ------

Balance at December 31, 2000       $64,087,417                    $44,768,228                   $18,831,138    $488,051   4,880,516

Comprehensive Income:
   Net income                       10,481,097     $10,481,097     10,481,097
   Cumulative effect of adopting
     SFAS 133                           86,757          86,757                      $86,757
   Reclassification adjustments
     for contract settlements          (86,757)        (86,757)                     (86,757)
                                                   ----------

Comprehensive Income                               $10,481,097
                                                    ==========

Purchase and retirement
   of common stock                      (2,734)                        (2,720)      _______                         (14)       (148)
                                    ----------                      ---------                    ---------      -------   ---------

Balance at September 30, 2001      $74,565,780                    $55,246,605       $  --       $18,831,138    $488,037   4,880,368
                                    ==========                     ==========       =======      ==========     =======   =========



See accompanying Notes to Consolidated Financial Statements.



                      MAYNARD OIL COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                          2001              2000
                                                          ----              ----

Cash flows from operating activities:
     Net income                                        $ 10,481,097    $  9,700,339
     Adjustments to reconcile net income to net
         cash provided by operating activities:

         Depreciation and amortization                   10,664,881       7,972,946
         Deferred income taxes                            2,624,000         732,000
         Dry holes and abandonments                         201,670           1,377
         Current year costs of dry holes
           and abandonments                                (202,549)         (1,377)
         (Gain) loss on disposition of assets               (28,244)         62,955
         (Increase) decrease in current assets:
           Accounts receivable                            1,957,136        (496,900)
           Income taxes receivable                         (185,000)             --
           Other current assets                            (465,916)       (110,879)
         Increase (decrease) in current liabilities:
           Accounts payable                                 412,333        (127,316)
           Accrued expenses                                 557,917       2,211,874
           Income taxes payable                            (738,000)        819,000
                                                       ------------    ------------

           Net cash provided by operating
             activities                                  25,279,325      20,764,019
                                                       ------------    ------------

Cash flows from investing activities:
     Proceeds from disposition of assets                     28,244         735,646
     Additions to property and equipment                (22,795,795)     (7,627,365)
                                                       ------------    ------------

           Net cash used by investing
             activities                                 (22,767,551)     (6,891,719)
                                                       ------------    ------------
Cash flows from financing activities:
     Principal payments on long-term debt                (5,737,500)     (3,825,000)
     Purchase of common stock                                (2,734)         (4,630)
                                                       ------------    ------------

           Net cash used by financing
             activities                                  (5,740,234)     (3,829,630)
                                                       ------------    ------------

Net (decrease) increase in cash and cash
     equivalents                                         (3,228,460)     10,042,670

Cash and cash equivalents at beginning
     of year                                             21,228,040      12,910,321
                                                       ------------    ------------

Cash and cash equivalents at end of period             $ 17,999,580    $ 22,952,991
                                                       ============    ============


See Accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                               September 30, 2001


Note 1        Unaudited Financial Statements

         The accompanying consolidated financial statements of Maynard Oil Company (the 'Company') have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, contains all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2001, the results of operations for the nine months and three months ended September 30, 2001 and 2000 and changes in cash and cash equivalents for the nine months ended September 30, 2001 and 2000. The December 31, 2000 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 2000 Annual Report to Shareholders.

Note 2        Earnings Per Share

         Net income per common share is based on the weighted average number of shares outstanding in each period. As of September 30, 2001 and 2000, the Company had no potentially dilutive common shares, and therefore, basic and diluted earnings per common share were the same.

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

         During 2000, the Company entered into a derivative financial instrument whereby the Company hedged 1,000 barrels of daily production from September 1, 2000 through February 28, 2001 with a ceiling price of $36.50/bbl and a floor price of $24.00/bbl. The contract called for a monthly settlement such that if the average price received for West Texas Intermediate grade of crude oil (WTI) for the month was greater than $36.50/bbl, Maynard would remit to the counterparty the excess multiplied by the number of barrels hedged during the month. Conversely, if the average WTI for the month was less than $24.00/bbl, the counterparty would pay Maynard for the difference multiplied by the number of barrels hedged during the month. If the average WTI for the month fell between $24.00/bbl and $36.50/bbl, no settlement would be made. As a result of this arrangement, no monies were exchanged.

         Another derivative instrument was entered into effective October 1, 2000 through March 31, 2001 which mirrored the first except the ceiling and floor amounts were $37.20 and $25.00 per barrel, respectively. Over the life of this contract, average WTI fell between $25.00 per barrel and $37.20 per barrel, so no cash was exchanged.

Note 4        Income Taxes

         The provision for income taxes consists of the following (thousands of dollars):
                              Nine Months Ended          Three Months Ended
                                  September 30,            September 30,
                              -----------------          ------------------
                              2001         2000           2001          2000
                              ----         ----           ----          ----
         Federal:
              Current       $2,765       $4,004          $ 116        $1,654
              Deferred       2,624          732            886           582
         State (refund)        (16)        -               (16)         -
                              -----        ----           -----         ----

                            $5,373       $4,736          $ 986        $2,236
                             =====        =====           ====         =====

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

Note 6         Strategic Alternatives

         As announced on July 23, 2001, the Company is exploring strategic alternatives which include the possible sale or merger of the Company. In connection with these transactions, the Company entered into contracts with its personnel which provide incentive bonuses and retention arrangements that total approximately $5,100,000 to be paid out within one year after a sale or merger agreement is signed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Quarter Ended September 30, 2001 Compared to Quarter Ended September
--------------------------------------------------------------------
30, 2000
--------

         For the third quarter of 2001, the Company earned forty-one cents per share on revenues of $12,848,953 compared to earnings of ninety- five cents per share during the third quarter of 2000 on revenues of $15,205,773. Current quarter results were adversely impacted by reduced revenues in each revenue category - oil and gas sales, interest income and gains from the disposition of assets.

Revenues
--------

         Oil and gas revenues declined $2,090,244 between the two quarterly periods, or approximately 14%, due to price reductions for both oil and gas. Oil and gas prices were $4.71 per barrel and $1.85 per thousand cubic feet of gas
(mcf) lower than the same quarter a year ago. Offsetting oil and gas revenue declines were sales volume increases for both products resulting from 2001 property acquisitions. Oil volumes increased almost 3% and gas volumes rose approximately 40% over prior year's third quarter.

         Interest income fell due to reductions in cash available for investment purposes and lower interest rates. Total capital expenditures for 2001 (through the third quarter) have been $22.8 million with $6.5 million expended during the third quarter of 2001. Additionally, revenues for the third quarter of 2001 include only a minimal gain from the disposition of assets of approximately $2,000.

Costs and Expenses
------------------

         On a net equivalent barrel basis (NEB), lease operating expenses were $1.00 per NEB higher than the third quarter of 2000 as a result of escalating oil field expenses and additional workover projects.

         The exploration, dry holes and abandonments category increased $72,241 between the 2000 and 2001 quarters as a result of the impairment of an acreage position acquired earlier this year.

    General and administrative expenses reflect a decrease of $86,389, during the third quarter of 2001, primarily related to the redemption of 84,500 phantom stock units in third quarter of 2000. During third quarter 2001, there were 11,000 phantom stock units redeemed.

         Depreciation and amortization expense rose $910,062, or slightly over 33%, between the third quarters of 2000 and 2001. On a net equivalent barrel basis, this category of expense increased from $5.40 per NEB to $6.26 as a result of higher depletion rates on certain properties.

         Interest expense decreased $493,810 between the two quarterly periods because of reductions in the outstanding bank debt due to scheduled loan repayments and lower interest rates.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 2000
------------------

         The Company reported net income of $10,481,097, or two dollars and fifteen cents per share, on revenues of $44,560,052 for the nine months ended September 30, 2001 compared with net income of $9,700,339, or one dollar and ninety-nine cents per share, on revenues of $37,792,884 for the same period a year ago. Earnings for the current period were favorably affected by operating results derived from producing properties acquired last year and this year, as well as average gas price increases.

Revenues
--------

         Oil and gas revenues rose $6,870,096 between the two nine month periods, or approximately 19%, because of increased production volumes and higher average gas prices. Oil volumes rose approximately 5%, and gas volumes were 30% higher than the prior period. Gas price realizations also pushed revenues higher, averaging $4.47 per mcf during the current year compared with $3.45 per mcf in 2000, thus helping offset the $1.30 per barrel reduction in oil prices over this same period.

Costs and Expenses
------------------

         On a net equivalent barrel basis (NEB), operating expenses increased $1.35 per NEB, primarily due to workover activity levels and higher severance tax expense, which relates proportionally to higher oil and gas revenues.

         During the current period, one exploratory well was drilled and abandoned, the cost of which is reflected in the exploration, dry holes and abandonments category along with the costs associated with acquiring certain other oil and gas leases which were also abandoned.

         General and administrative (G&A) expenses decreased $363,123 to reflect lower phantom stock expense. During the first nine months of 2000, approximately $1,079,000 was accrued for 95,500 outstanding phantom units. In 2000, all but 11,000 phantom stock units were redeemed, which were settled in third quarter 2001.

       Depreciation and amortization expense rose during the current nine months from $5.24 per NEB for the 2000 period to $6.21 per NEB currently, reflecting higher depletion rates on specific properties. Interest expense decreased $818,681 in the current period reflecting lower outstanding bank debt from scheduled loan repayments.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents totaled $18.0 million and $21.2 million at September 30, 2001, and December 31, 2000, respectively. Working capital was $9.4 million at September 30, 2001, compared with $14.2 million at December 31, 2000.

         The following summary table reflects cash flows for the nine months ended September 30, 2001 (in thousands):

              Net cash provided by operating activities:      $25,279

              Net cash used by investing activities:           22,768

              Net cash used by financing activities:            5,740

         At September 30, 2001, the Company's total debt was $26.8 million. The Company believes sufficient cash is being generated from operating activities plus cash currently in the bank, or additional borrowing capacity, to fund its planned development and exploratory work or to make additional property acquisitions.

Certain Factors that Could Affect Future Operations
---------------------------------------------------

         Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be 'forward-looking statements' within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the 'Safe Harbor' provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements. Such factors include, among others, the volatility of oil and gas prices and production volumes, the Company's drilling results, the Company's ability to compete in the acquisition of producing property, the Company's ability to replace reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards, uninsured risks, competition, government regulation, and other factors referenced in this Form 10-Q.

Recent Accounting Pronouncements
--------------------------------

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (SFAS 141), "Business Combinations", and also Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets."

         SFAS 141 requires all business combinations, as defined by the standard, initiated after June 30, 2001 to be accounted for using the purchase method. Companies may no longer use the pooling method to account for future combinations.

         SFAS 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company as of January 1, 2002. SFAS 142 requires that goodwill no longer be amortized over an estimated useful life as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. The Company expects that the adoption of SFAS 142 will not have a significant impact on the Company's future financial statements.

         In July 2001, the FASB issued SFAS 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS 143 is effective for fiscal years beginning after January 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not determined the impact on its consolidated results of operations, cash flows or financial position.

         In  August,  2001,  the  FASB  issued  SFAS  144  "Accounting  for  the
Impairment or Disposal of Long-Lived Assets". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is permitted. The Company is currently assessing the new standard and has not determined the impact on its consolidated results of operations, cash flows, or financial position.

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

         From time to time, the Company enters into financial market transactions, including collars, with creditworthy counterparties, primarily to reduce the risk associated with the pricing of a portion of the oil and natural gas that it sells. The policy is structured to underpin the Company's planned revenues and results of operations and the ultimate cash flow realized by the Company.

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

                           PART II. OTHER INFORMATION

ITEM 5.       Other Events
              ------------

         On July 23, 2001 Registrant reported the retention of William Blair & Company as its financial advisor and McDermott, Will & Emery as its legal counsel to assist in evaluating strategic alternatives. The Company has provided information to a number of parties and is assessing interest in a possible business combination transaction, including a potential merger or sale of the Company.

         In connection with a possible sale of the Company, the Company has committed to pay approximately $5,100,000 in director and employee retention incentives, pursuant to the forms of Retention Incentive Letter and the Management Retention Agreement filed as exhibits to this report on Form 10-Q. The form of Incentive Bonus Letter is attached hereto as Exhibit 10.2 and incorporated herein by reference. The form of Management Retention Agreement is attached hereto as Exhibit 10.3 and incorporated herein by reference.

ITEM 6.       Exhibits and Reports on Form 8-K
              --------------------------------

                  (a)      Exhibits:

                           Exhibit 10.2 - Form of Retention Incentive Letter

                           Exhibit 10.3 - Form of Management Retention Agreement

                  (b)      Reports on Form 8-K:
                           On July 23, 2001, the Company filed a report on Form 8-K reporting its intention to pursue strategic alternatives. A copy of the press release was included with the report.

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



Dated: November 14, 2001