Form 10-K405
period 2001-12-31
MAYNARD OIL CO
filed 2002-04-01
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001 or

[ ]      TRANSITION REPORT PURSUANT TO  SECTION 13  OR 15(d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from          to
                                                            ----------  --------

Commission file number 0-5704
                       ------

                                MAYNARD OIL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         75-1362284
-------------------------------------------------    ---------------------------

(State of other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                        Identification No.)


8080 N. Central Expressway, Suite 660, Dallas, TX              75206
-------------------------------------------------    ---------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:     (214)891-8880
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
                                    Yes  x    No
                                        -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of its Common Stock held by non-affiliates on March 18, 2002 was $41,090,752 (based upon an estimate that 43.4% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock as reported by NASDAQ (NMS)).

The number of shares outstanding of the Registrant's $.10 par value common stock as of March 18, 2002 was 4,880,368 shares.

The following documents are incorporated into this Form 10-K by reference: Proxy Statement for Annual Meeting of Stockholders - Part III of Form 10K.

                                                          PART I.
ITEM 1.           BUSINESS

THE COMPANY

         Maynard Oil Company is a Delaware corporation which was organized in 1971 to continue the oil and gas operations conducted on an individual basis by its founders, including Mr. James G. Maynard, its Chairman of the Board and Chief Executive Officer. The Company's principal executive office is located at 8080 N. Central, Ste. 660, Dallas, Texas 75206, and its telephone number is
(214) 891-8880. Unless the context requires otherwise, as used herein, the term "Company" refers to Maynard Oil Company and its wholly-owned subsidiary.

         The Company's principal line of business is the production and sale of, and exploration and development of crude oil and natural gas. The Company's oil and gas operations are conducted exclusively in the United States, primarily in the states of Texas, Oklahoma, Louisiana, New Mexico and Arkansas.

POSSIBLE SALE OF THE COMPANY

         In July 2001, the Board of Directors announced that it was exploring strategic alternatives, including a potential merger or sale of the Company. It retained William Blair & Company as its financial advisor and McDermott, Will & Emery as its legal counsel to assist in the evaluation of strategic alternatives.

         The Company contacted potential acquirors in the oil and gas industry and provided information to parties expressing interest in a business combination transaction. In December 2001, the Board of Directors announced that it had received expressions of interest from a number of strategic buyers regarding the possible acquisition of the Company. While the Board found the valuations disappointing, the Board authorized continued exploration of a possible sale or merger of the Company.

         As of March 31, 2002, the Company was engaged in discussions concerning a possible merger of the Company, although the proposals by potential acquirors involve a price to the Company's stockholders below the recent trading range for the Company's stock.

         The Company's Board of Directors cautions that there can be no guarantee that the Company would enter into a transaction to sell Maynard Oil or any other transaction.

RECENT ACQUISITION ACTIVITIES

         Since January 1, 2001, the Company has spent approximately $12.9 million increasing its working interest position in the Tex-Mex field located in Gaines County, Texas. The Company estimates that approximately 1,056,000 barrels of oil and 1.5 bcf of gas were added to its hydrocarbon reserve base through these transactions.

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

         A total of forty-nine wells were drilled in 2001, one of which was an exploratory well operated by Maynard, which failed to find commercial quantities of hydrocarbons. Another eight wells were completed as injection wells on waterflood projects operated by other companies. Additionally, the Company participated in drilling forty productive development wells, seven completed as gas producers and thirty-three as successful oil wells. Maynard served as operator on fourteen of these forty wells.

         Prices realized from the sale of oil and gas from the Company's wells depend on numerous factors beyond the control of the Company, including the amount of domestic production, the importation of oil, the proximity of the Company's property to natural gas pipelines and the capacity of such pipelines, the market for other competitive fuels, fluctuations in seasonal demand, and governmental regulations relative to hydrocarbon production and pricing. The production of oil and gas is also subject to the laws of supply and demand, and therefore, is subject to purchaser cutbacks and price reductions during periods of oversupply. At December 31, 2001, approximately 68% of the Company's estimated proved reserves and 64% of the 2001 production, were attributable to crude oil and condensate on a net equivalent barrel basis (net equivalent barrel "NEB" uses a conversion ratio of six thousand cubic feet of gas (MCF) to one net equivalent barrel of oil) and consequently, the Company is primarily impacted by oil markets.

         As  described  above,  the  Company  was  successful  in  adding to its hydrocarbon reserve base, the underlying asset for an oil and gas company, through current year producing property acquisitions and development drilling on existing Company properties. Because of these acquisitions and drilling activities, oil production volumes rose approximately 6% and gas production increased almost 26% over the prior year. Average gas prices experienced a modest increase from $3.90 per mcf in 2000 to $4.00 per mcf in 2001. However, oil prices fell an average of $4.10 per barrel (from an average of $27.36 per barrel received in 2000 to an average of $23.26 per barrel in 2001), once again illustrating the challenges and volatility experienced by the domestic oil and gas business and how it is affected by conditions beyond the control of the Company.

         During the year ended December 31, 2001, two purchasers accounted for approximately 17% and 13%, respectively, of consolidated revenues. The Company does not believe it would be adversely affected by the loss of its oil or gas purchasers due to large numbers of available purchasers.

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

         The Company's operations are subject to potential hazards inherent in the exploration for and production of hydrocarbons, including blowouts and fires. These and other events can cause a suspension of drilling operations, severe damage to equipment or surrounding property, personal injury, and perhaps even a loss of life. The Company may be subject to liability for pollution and other damages and is subject to statutes and regulations relating to environmental and other matters. While the Company maintains insurance against certain of these risks, there are certain risks against which it cannot insure, or which it may elect not to insure due to premium costs or for other reasons. Substantial uninsured liabilities to third parties may arise.

         The oil and gas operations of the Company are subject to local, state and federal environmental regulations. To date, compliance with these regulations by the Company has had no material effect on the Company's capital expenditures. Although the Company is unable to assess or predict at this time the impact that compliance with such environmental regulations may have on its future capital expenditures, earnings and financial position, it does not anticipate making any material capital expenditures for environmental control facilities during 2002.

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

         At March 18, 2002 the Company employed 40 persons, including one geologist and five petroleum engineers.

ITEM 2.           PROPERTIES

         The Company's executive offices are presently located at 8080 N. Central, Ste. 660, Dallas, Texas occupying approximately 14,300 square feet of space under a lease agreement which expires in April, 2005.

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

ESTIMATED PROVED RESERVES,
FUTURE NET REVENUES AND PRESENT VALUE

         Reflected below are the estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas owned by the Company as of December 31, 2001, 2000, and 1999. Such reserve information has been prepared by the Company's staff of petroleum engineers and audited by the independent petroleum consulting firm of Netherland, Sewell, and Associates, Inc. No reserve reports with respect to the Company's proved net oil or gas reserves were filed with any federal authority or agency during the fiscal year ended December 31, 2001.


                                                    December 31
                      ----------------------------------------------------------------------

                               2001                    2000                   1999
                      ----------------------  -----------------------  ---------------------

                      Oil (MB)    Gas (MMCF)   Oil (MB)    Gas (MMCF)  Oil (MB)    Gas (MMCF)

Proved Developed       9,423.2     27,524.7    11,085.4     29,362.1   10,072.7    28,917.2
Proved Undeveloped     1,577.1      3,294.7     2,524.9      2,715.6    1,447.3     3,009.7
                      --------     --------    --------     --------   --------    --------

Total Proved Reserves 11,000.3     30,819.4    13,610.3     32,077.7   11,520.0    31,926.9
                      ========     ========    ========     ========   ========    ========


       The following table summarizes the future net revenues, using current prices and costs as of the dates indicated, as well as the present value, discounted at 10%, of such future net revenues from estimated production of proved reserves of crude oil and natural gas as of December 31, 2001, 2000, and 1999. Oil and gas prices used in the tabulation of the amounts below are based on the price received for each lease at December 31 of the appropriate year. The weighted average prices at December 31, 2001, 2000, and 1999, respectively, used in the estimates were $17.62, $25.27, and $23.69 per barrel of oil and $2.49, $9.72, and $2.04 per mcf of natural gas. Lease and well operating costs are based upon actual operating expense records.


                                                           December 31
                           --------------------------------------------------------------------------

                                    2001                       2000                        1999
                           -------------------       ---------------------       --------------------
                            Future     Present         Future      Present         Future     Present
                              Net       Value            Net        Value            Net       Value
Expressed in 000's         Revenue      @ 10%         Revenue       @ 10%         Revenue      @ 10%
                           -------     -------        -------      -------        -------     -------

Proved Developed          $117,355     $78,822       $383,769     $245,567       $171,425    $112,842
Proved Undeveloped          12,595       4,919         53,015       24,945         20,593       9,851
                          --------     -------       --------     --------       --------    --------

Total Proved Reserves     $129,950     $83,741       $436,784     $270,512       $192,018    $122,693
                          ========     =======       ========     ========       ========    ========


Amounts presented in the tables above are before the effects of income taxes.

PRODUCTION, SALES PRICES AND COSTS

     The following table sets forth the Company's net oil and gas production, average sales prices and production costs for the three years ended December 31, 2001.
                                                            December 31
                                                --------------------------------
                                                  2001         2000        1999
                                                  ----         ----        ----
Production:
  Oil (MB)                                      1,446.4      1,369.5       990.9
  Gas (MMCF)                                    4,931.8      3,915.3     2,289.6

Average Sales Prices:
  Oil (per BBL)                                  $23.26       $27.36      $17.64
  Gas (per MCF)                                  $ 4.00       $ 3.90      $ 2.58

Average Production Costs:
  Per net equivalent barrel of oil (1)(2)        $ 7.91       $ 7.01      $ 5.71

(1)      Six MCF of gas equals one net equivalent barrel ("NEB").
(2) Production costs are comprised of severance and advalorem taxes, if applicable, and lease operating expenses, which include workover costs.

PRODUCTIVE WELLS AND ACREAGE

         As of December 31, 2001, the Company owned an interest in approximately 1,309 gross (525.3 net) wells, of which 1,211 gross (485.3 net) are oil wells and 98 gross (40.0 net) are gas wells, located on approximately 51,871 gross (24,255 net) producing acres.

UNDEVELOPED ACREAGE

         The following table sets forth the Company's gross and net undeveloped acreage as of December 31, 2001.
                                                       Undeveloped Acreage
                                                       -------------------
                                                        Gross        Net
                                                        -----        ---

Arkansas...............................................    420         88
Colorado...............................................     80         10
Louisiana..............................................    436        136
Mississippi............................................    160          6
Montana................................................  7,291        160
New Mexico.............................................  1,280         47
North Dakota...........................................     62          4
Oklahoma...............................................    249         60
Texas.................................................. 19,322      3,121
Wyoming................................................  5,253        843
                                                        ------     ------

Total                                                   34,553      4,475
                                                       =======      ======

DRILLING ACTIVITY

         The following table sets forth the results of the Company's drilling activity during the three years ended December 31, 2001.


                                    Exploratory                  Development                     Total
                                    -----------                  -----------                     -----
                             Gross            Net          Gross           Net          Gross           Net
                             -----            ---          -----           ---          -----           ---

December 31, 2001
         Productive              0           .000             40        14.199             40        14.199
         Dry                     1           .504              0          .000              1          .504
                               ---          -----            ---        ------            ---        ------

  Total                          1           .504             40        14.199             41        14.703
                               ===          =====            ===        ======            ===        ======


December 31, 2000
         Productive              1           .400             22         8.096             23         8.496
         Dry                     0           .000              0          .000              0          .000
                               ---          -----            ---        ------            ---        ------

  Total                          1           .400             22         8.096             23         8.496
                               ===          =====            ===        ======            ===        ======

December 31, 1999
         Productive              0           .000              5         1.888              5         1.888
         Dry                     2           .650              0          .000              2          .650
                               ---          -----            ---        ------            ---        ------

  Total                          2           .650              5         1.888              7         2.538
                               ===          =====            ===        ======            ===        ======


         At December 31, 2001, the Company had two development wells being drilled which have both been successfully completed during 2002.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is a defendant in minor lawsuits that have arisen in the ordinary course of business. The Company does not expect any of these lawsuits or other items to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the Company's executive officers as of March 18, 2002, is set forth in the table below.

         Name                  Position             Age               Since
         ----                  --------             ---               -----

James G. Maynard      Chairman of the Board,         75                1971
                        Chief Executive Officer
                        and Treasurer

Glenn R. Moore        President and Chief            64                1982
                        Operating Officer

L. Brent Carruth      Executive Vice President       68                1984
                        of Operations

Kenneth W. Hatcher    Executive Vice President       58                1983
                        of Finance

Linda K. Burgess      Vice President of              53                1984
                        Accounting and
                        Corporate Secretary

Cassondra Foster      Vice President of Land         59                1999

Jerry G. Keen         Vice President of Engineering  53                1999

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

                                                                         PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The Company's Common Stock is traded in the over-the-counter market, NASDAQ trading symbol "MOIL". The high and low sales prices for each quarterly period during the two years ended December 31, 2001, were as follows:

      2001        High       Low              2000            High         Low
      ----        ----       ---              ----            ----         ---

First Quarter    $19.000   $15.875         First Quarter     $26.125     $ 9.875
Second Quarter    21.500    15.250         Second Quarter     19.187      10.125
Third Quarter     25.070    18.750         Third Quarter      22.875      14.750
Fourth Quarter    24.000    17.400         Fourth Quarter     23.125      15.250

         As of March 18, 2002, the Company had approximately 723 shareholders of record.

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

                                                December 31
                              --------------------------------------------------
                              2001       2000       1999        1998        1997
                              ----       ----       ----        ----        ----
Oil and gas sales
  and royalties              53,363    $52,739    $23,392     $16,166    $26,477
Income (loss) before
  income taxes (1)           12,457     22,273      7,148     (11,897)     6,613
Net income (loss) (1)         7,954     14,103      4,355      (7,816)     4,455
Per share income
 (loss) (1)(2)                 1.63       2.89        .89       (1.60)       .91
Total assets                 07,234    107,858     94,708      60,363     78,286
Long-term debt               17,213     24,863     32,513       6,250     11,250
Shareholders' equity         72,039     64,087     49,991      45,647     53,509
Net working capital           8,080     14,151      8,321      16,448     17,503
Net cash provided by
  operating activities       26,370     26,795      9,661       5,025     11,250

(1) Includes effect of 2001 and 1998 impairment of oil and gas properties amounting to $3,382,741 and $8,754,846 respectively.
(2) Basic and diluted earnings (loss) per share were the same for all years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000
----------------------------------------------------------
OVERVIEW
--------

         The Company continued its strategy for growth through the acquisition of producing properties in calendar 2001. A total of $12.9 million was spent on acquisitions this year. All of these funds were expended for additional interests in the Tex-Mex Field located in Gaines County, Texas. In addition to these acquisition dollars, the Company incurred capital expenditures which totaled an additional $12.9 million, which was spent on the 49 new wells drilled this year, as well as recompleting and installing equipment on other wells.

         Once again, the Company, like others in the oil and gas industry, dealt with the roller coaster effect from the crude oil markets. The West Texas Intermediate posting for crude began the year averaging approximately $26.40 per barrel, hovered at $23.35 to $24.49 per barrel for much of the year before declining to $16.28 during the last two months of 2001. Obviously, these price reductions negatively impacted the Company's 2001 revenues and cash flow by approximately $5.6 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash and cash equivalents totaled $14.3 million and $21.2 million at December 31, 2001 and December 31, 2000, respectively, decreasing approximately $6.9 million during 2001.

         Cash flow from operations approximated $26.4 million and was utilized as follows:

                  Property acquisitions                $12.9  million
                  Drilling of 49 wells and other
                    capitalized workover activities     12.9  million
                  Repayment of debt                      7.6  million
                  Proceeds from sale of property,
                    net of miscellaneous expenditures    (.1) million
                  Cash decrease                         (6.9) million
                                                        ----

                  Total                                $26.4  million
                                                       =====

         Company management plans on utilizing cash generated from operations and additional bank debt, if necessary, to fund future oil and gas activities. Any future product price reductions could dictate reductions in planned capital expenditures. Since the Company serves as operator on 46% of its wells, it can exercise judgment about which projects are performed.

         As discussed in Note 3 to the 2001 Consolidated Financial Statements, the Company has entered into contracts with its employees which provide incentive payments of approximately $5.1 million to be paid within a year should a merger agreement be signed. Additionally, the Company is committed to making cash payments on two other types of contracts, note agreements and leases. Maynard Oil has no off-balance sheet financing arrangements or any other such unrecorded obligations, and the Company has not guaranteed the debt of any other party.

         Presently, the Company anticipates the following transactions for 2002:

                               Oil and gas revenues, net of
                                 lease operating expenses         $23.6  million

                               Capital expenditure
                                 commitment                        (6.5) million

                               Repayment of debt                   (7.7) million

                               Lease payments                       (.4) million
                                                                   ----

                               Available cash                     $ 9.0  million
                                                                  =====

RESULTS OF OPERATIONS
---------------------
YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000
----------------------------------------------------------

         During 2001, the Company earned $1.63 per share, or $7,953,823 compared to 2000 earnings of $2.89 per share, or $14,103,093.

REVENUES

         Oil and gas revenue remained almost constant between 2001 and 2000 increasing approximately 1% over the prior year. Higher sales volumes made up for the loss of crude oil revenues during the current year. The table below reflects the differentials by product:

                                             Avg.                 Avg.
                                  Oil       Price      Gas       Price
                                  Bbls       Bbl       MCF        MCF
                                  ----      -----      ---       -----
Twelve months 2001             1,446,375   $23.26    4,931,751   $4.00
Twelve months 2000             1,369,456    27.36    3,915,325    3.90

         Interest income declined approximately $442,000 due to lower investable cash balances and due to lower rates paid in the investment markets. Additionally, the disposition of assets yielded a minor gain for the current year while prior year dispositions reflected a minor loss.

COSTS AND EXPENSES

         On a net equivalent barrel basis (NEB), lease operating expenses rose ninety cents per NEB from $7.01 per NEB in 2000 to $7.91 per NEB in 2001. Expense workovers represented 36% of the cost increases, all other lease operating items such as labor, saltwater disposal, and plugging charges accounted for an additional 79% of the cost increases while regulatory costs, which include severance taxes and advalorem taxes, declined for the year and reduced this category by 15%.

         Exploration,   dry  holes,  and  abandonments   fell  $192,591  due  to
reductions in acreage impairments over the prior year. One exploratory well was drilled and included in this category during the current year.

         The general and administrative (G&A) expense category reflects a nominal increase of $128,967. However, the prior year G&A expense was abnormally high, having been adjusted upward $1,020,023 to account for the phantom stock activity last year. During 2001, the remaining 11,000 phantom stock units were exercised and G&A was charged an additional $93,500. In July, 2001, the Company announced that it was pursuing strategic alternatives and has spent approximately $586,000 pursuant to sale or merger strategies. Additionally, other G&A items have risen during 2001 to accommodate the growth of the Company from $60.3 million in assets at September 30, 1999 (prior to the Questar acquisition) to $107.2 million in assets currently.

         On a net equivalent barrel basis, the current depreciation and amortization rate increased approximately 24% from $5.01 per NEB in 2000 to $6.21 per NEB during 2001. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit of production method based upon estimated proved reserves. These estimates of proved reserves can fluctuate from one accounting period to the next because of product pricing and its effect on the recoverability of these hydrocarbon reserves. During 2001, there were downward revisions in estimated volumes of oil reserves of approximately 2.5 million barrels which resulted in increased depreciation and amortization expense.

         Maynard Oil also recognized non-cash impairment charges of $3,382,741 to the carrying value of its oil and gas properties. Although the reduction in oil pricing impacted this evaluation, the specific properties involved in the writedown had minimal hydrocarbons attached and little chance of recovery from future price increases.

         Interest expense decreased $1,189,473 between 2000 and 2001 because of reductions in the outstanding bank loan due to scheduled loan repayments and lower interest rates. Offsetting this decreased interest expense in the current year was a bad debt allowance of $259,949 attributable to the downturn in the oil and gas industry. Not only were Maynard's oil and gas revenues negatively impacted by price reductions, its joint interest partners' revenues were also negatively affected by price which resulted in slower pay on the Company's accounts receivable.

         Income tax expense for 2001 reflects an effective tax rate of 36.1% which differs from the corporate rate of 34% for Maynard Oil's pre-tax income level. The primary reason for this difference relates to income taxes assessed at the state level.

RESULTS OF OPERATIONS
---------------------
YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999
----------------------------------------------------------

         During 2000, the Company earned $2.89 per share compared to 1999 earnings of $.89 per share.

REVENUES

         Oil and gas revenue more than doubled during 2000, rising from $23.3 million a year ago to $52.7 million during 2000. Higher sales volumes accounted for 57% of the revenue increase and pricing differentials the remaining 43%. The table below reflects these differences by product:

                                        Avg.                         Avg.
                             Oil       Price          Gas           Price
                            Bbls        Bbl           MCF            MCF
                            ----        ---           ---            ---
Twelve months 2000      1,369,456      $27.36       3,915,325       $3.90
Twelve months 1999        990,877       17.64       2,289,563        2.58

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

         The exploration, dry holes, and abandonments category decreased $84,520 during 2000 because no unsuccessful exploratory wells were drilled, while two such dry holes were drilled and expensed in 1999. A substantial portion of this expense category for 2000 is represented by the impairment of acreage for which the Company abandoned future drilling plans. The one successful exploratory well drilled in 2000 was capitalized as oil and gas property.

         The general and administrative (G&A) expense category reflects an increase of $1,604,659 between 1999 and 2000, primarily the result of phantom stock adjustments which occur because of stock price fluctuations. Since the phantom stock units were originally awarded in 1989, the Company's G&A expense has experienced a great deal of volatility as the stock price has risen and fallen and the related charges and credits for phantom stock have been recorded. At December 31, 1999, the closing stock price was $9.75, and the Company had accrued a liability of $449,625 for this phantom stock obligation on its balance sheet with $214,875 of this amount recorded in 1999 G&A expense. On September 28, 2000 the Company's Board of Directors approved an amendment to the employee incentive plan which originally awarded these phantom stock units. On this date, the Company's stock price had risen to $20.81 per share, so the Company accrued an additional $934,773 to 2000 G&A expense for the 84,500 phantom stock units that were exercised under the plan amendment. At December 31, 2000, the Company also had a remaining liability of approximately $136,000 attributable to the remaining 11,000 stock participation units, $85,250 of which is also reflected in 2000 G&A expense. The remainder of 2000 G&A expense increase represents costs to manage the growth of the Company from approximately $60.3 million in assets at September 30, 1999-prior to the Questar acquisition-to $107.8 million in assets at December 31, 2000.

         On a net equivalent barrel basis, the depreciation and amortization rate increased approximately 18% from $4.26 per NEB during 1999 to $5.01 per NEB during 2000. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit of production method based upon estimated proved reserves. The Company calculates and applies this rate on a property by property basis. Fluctuations in depreciation and amortization expense can be caused by variations in the performance of the oil and gas property, the amount invested in the property and the hydrocarbon reserves ultimately recoverable from the property. As the oil and gas properties and their associated reserves age within a company, these rates become more predictable and have less variance.

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

CRITICAL ACCOUNTING MATTERS
---------------------------

         The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, the capitalized costs of unproven leases are periodically assessed to determine whether their value has been impaired below the capitalized cost, and if such impairment is indicated, a loss is recognized in exploration, dry holes, and abandonment expense. The Company makes these assessments based on estimates of future oil and gas prices and considers such other factors as future drilling plans and any lease expiration terms.

         The  Company's   financial  position  and  results  of  operations  are
materially effected by changes in oil and gas prices. The Company makes estimates of future oil and gas prices to determine the need for an impairment of capitalized costs of proved oil and gas properties under Statement of Accounting Standards No.121(SFAS 121).

         Under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company assesses the need for an impairment of capitalized costs of proved oil and gas properties on a field by field basis. Applying SFAS 121, the Company recognized a non-cash property impairment of $3,382,741 in December 2001 to account for those properties whose investment would not be recoverable under current pricing assumptions. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%.

         At December 31, 2001, the average oil and gas prices used for assessment purposes were $21.92 per barrel and $3.16 per mcf, respectively. Accordingly, a significant reduction in oil and gas prices used to estimate future oil and gas revenues for impairment purposes could materially impact impairment expense.

         The Company uses estimates of oil and gas reserve quantities to estimate depreciation and amortization expense using the unit of production method of accounting. The estimates of proved oil and gas reserve quantities are also effected by estimates of future oil and gas prices along with other reservoir engineering estimates. Accordingly, a significant reduction in oil and gas reserve quantities could materially impact depreciation and amortization expense.

         The Company periodically enters into hedging arrangements with respect to portions of its oil and gas production to achieve a more predictable cash flow and to reduce exposure to price fluctuations. Net income and cash flow can be significantly effected by the Company's hedging activities if oil and gas prices change significantly during the hedging period.

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

         In July 2001, the FASB issued SFAS 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not determined the impact on its consolidated results of operations, cash flows or financial position.

         In  August,  2001,  the  FASB  issued  SFAS  144  "Accounting  for  the
Impairment or Disposal of Long-Lived Assets". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is permitted. The Company expects that the adoption of SFAS No. 144 will not have a significant impact on the Company's future financial statements.

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

ITEM 7.A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK
--------------

         The Company's primary commodity market risk exposure is to changes in the pricing applicable to its oil production, which is normally priced with reference to a defined benchmark, such as light, sweet crude oil (WTI) traded on the New York Mercantile Exchange (NYMEX). Actual prices received vary from the benchmark depending on quality and location differentials. The markets for crude oil historically have been volatile and are likely to continue to be volatile in the future.

         From time to time, the Company enters into financial market transactions, including collars, with creditworthy counterparties, primarily to reduce the risk associated with the pricing of a portion of the oil and natural gas that it sells. The policy is structured to underpin the Company's planned revenues and results of operations and the ultimate cash flow realized by the Company.

         During 2001, the Company entered into a derivative financial instrument whereby the Company hedged 2,000 barrels of daily production from March 1, 2001 through February 28, 2002 with a ceiling price of $28.18/bbl and a floor price of $24.00/bbl. The Company exercised its right to terminate this contract during March, 2001 via payment of $803,000 which reduced oil and gas revenue for the first quarter of 2001.

         The Company is not currently a party to any derivative instrument.

INTEREST RATE RISK
------------------

         While the Company does have interest rate risk associated with its outstanding borrowing as of December 31, 2001, we do not consider the risk to have a material impact on the Company's operations. As such, the Company does not hedge against interest rate risk exposure.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 8 is included on pages 22 through 42 of this Report.

ITEM 9.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE.

         None

                                    PART III

         The information required by Part III (Items 10 through 13) is set forth in the Company's Proxy Statement for the annual meeting of stockholders and is incorporated herein by reference. Information with respect to the Company's executive officers as of March 18, 2002, is set forth commencing on pages 8 and 9 thereof under the caption "Executive Officers of the Registrant".

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

FINANCIAL STATEMENTS AND SCHEDULES

         See Index to Consolidated Financial Statements and Schedule on page 22 of this Report.

REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of 2001.

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

                  (b) First Amendment to Second Restated Loan Agreement dated May 15, 2000 between Maynard Oil Company and Bank One, Texas, N.A., filed as Exhibit 4.1 to the
                           Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000 (the "2000 Form 10-K") and incorporated herein by reference.

         10.1 1989 Stock Participation Plan, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995 and incorporated herein by reference.

         10.2              Form of Retention  Incentive  Letter filed as Exhibit
                           10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001 and incorporated herein by reference.

         10.3              Form  of  Management  Retention  Agreement  filed  as
                           Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001 and incorporated herein by reference.

         10.4              Form of Director  Indemnification  Agreement, between
                           the  Company   and  each   of  its  directors,  filed
                           herewith.

         21.1 List of subsidiaries of the Company as of December 31, 2001, filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MAYNARD OIL COMPANY


                                                     By \s\   James G. Maynard
                                                        ------------------------
                                                        James G. Maynard
                                                        Chairman of the Board


Date:  March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated in multiple counterparts with the same force and effect as if each person executing a separate counterpart has joined in execution of the same counterpart.




/s/  James G. Maynard            Chairman of the Board,            April 1, 2002
------------------------         Chief Executive Officer
         James G. Maynard                & Treasurer

/s/  Glenn R. Moore              President and Chief               April 1, 2002
------------------------                 Operating Officer
         Glenn R. Moore

/s/  Kenneth W. Hatcher          Executive Vice President          April 1, 2002
------------------------                 of Finance(Principal
         Kenneth W. Hatcher              Financial and
                                         Accounting Officer)

/s/  Robert B. McDermott         Director                          April 1, 2002
------------------------
         Robert B. McDermott


/s/  Ralph E. Graham             Director                          April 1, 2002
------------------------
         Ralph E. Graham


/s/  Fred L. Oliver              Director                          April 1, 2002
------------------------
         Fred L. Oliver

                       MAYNARD OIL COMPANY AND SUBSIDIARY

             Index to Consolidated Financial Statements and Schedule


                                                                            Page
                                                                            ----


Financial Statements:

         Report of Independent Accountants                                    23

         Consolidated Balance Sheets - December 31, 2001 and 2000
                                                                              24

         Consolidated Statements of Operations - Three years ended
            December 31, 2001
                                                                              25

         Consolidated Statements of Changes in Shareholders'
            Equity - Three years ended December 31, 2001                      26

         Consolidated Statements of Cash Flows - Three years
            ended December 31, 2001                                           27

     Notes to Consolidated Financial Statements                               28

         II - Valuation and Qualifying Accounts                               42

         All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------




To the Board of Directors and Shareholders of Maynard Oil Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Maynard Oil Company and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PricewaterhouseCoopers LLP
Dallas, TX
March 27, 2002

                       MAYNARD OIL COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                            December 31,
                                                   -----------------------------
                                                      2001              2000
                                                      ----              ----
ASSETS
Current assets:
     Cash and cash equivalents                    $  14,277,119    $ 21,228,040
     Accounts receivable, trade                       6,457,897       8,773,669
     Income taxes receivable                          1,769,928       1,437,587
     Other current assets                               448,194         441,027
                                                   ------------     -----------
         Total current assets                        22,953,138      31,880,323
                                                   ------------     -----------

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                                 188,246,168     162,572,339
   Other property and equipment                         491,699         450,885
                                                   ------------     -----------
                                                    188,737,867     163,023,224
   Less accumulated depreciation and
    amortization                                   (104,457,017)    (87,045,360)
                                                   ------------     -----------
      Net property and equipment                     84,280,850      75,977,864
                                                   ------------     -----------

                                                  $ 107,233,988    $107,858,187
                                                   ============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of
       long-term debt                             $   7,650,000    $  7,650,000
   Accounts payable                                   5,962,824       8,350,643
   Accrued expenses                                     746,806         927,828
   Income taxes payable                                 513,352         800,799
                                                   ------------     -----------
              Total current liabilities              14,872,982      17,729,270
                                                   ------------     -----------

Deferred income taxes                                 3,110,000       1,179,000

Long-term debt                                       17,212,500      24,862,500

Shareholders' equity:
   Preferred stock of $.50 par value.
     Authorized 1,000,000 shares; none
        issued                                              --              --
   Common stock of $.10 par value.
     Authorized 20,000,000 shares;
     4,880,368 and 4,880,516 shares
     issued and outstanding                             488,037         488,051
   Additional paid-in capital                        18,831,138      18,831,138
   Retained earnings                                 52,719,331      44,768,228
                                                   ------------     -----------
              Total shareholders' equity             72,038,506      64,087,417
                                                   ------------     -----------

Contingencies and commitments (note 10)
                                                  $ 107,233,988    $107,858,187
                                                   ============     ===========

See accompanying Notes to Consolidated Financial Statements.


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Operations


                                                      Years ended December 31,
                                          -------------------------------------------
                                               2001           2000            1999
                                               ----           ----            ----
Revenues:
   Oil and gas sales and royalties        $ 53,363,128   $ 52,738,994    $ 23,392,231
   Interest and other                          699,471      1,141,333         794,478
   Gain (loss) on disposition of assets         96,027        (38,070)        312,746
                                          ------------   ------------    ------------
                                            54,158,626     53,842,257      24,499,455
                                          ------------   ------------    ------------

Costs and expenses:
   Operating expenses                       17,953,047     14,168,808       7,839,205
   Exploration, dry holes and
         abandonments                          256,497        449,088         533,608
   General and administrative, net           3,970,886      3,841,919       2,237,260
   Depreciation and amortization            14,079,545     10,120,721       5,848,272
   Impairment of proved oil and gas
         properties                          3,382,741           --              --
   Interest and other                        2,059,087      2,988,628         893,475
                                          ------------   ------------    ------------
                                            41,701,803     31,569,164      17,351,820
                                          ------------   ------------    ------------

   Income before income taxes               12,456,823     22,273,093       7,147,635

Income tax expense                           4,503,000      8,170,000       2,793,000
                                          ------------   ------------    ------------

     Net income                           $  7,953,823   $ 14,103,093    $  4,354,635
                                          ============   ============    ============

Weighted average number of common
   shares outstanding                        4,880,401      4,880,749       4,883,536
                                          ============   ============    ============

Net income per common share
   (basic and diluted)                    $       1.63   $       2.89    $        .89
                                          ============   ============    ============

See accompanying Notes to Consolidated Financial Statements.



                                                           MAYNARD OIL COMPANY
                                        Consolidated Statements of Changes in Shareholders Equity
                                                   Three Years Ended December 31, 2001

                                                                                   Accumulated
                                                                                      Other      Additional                Common
                                                      Comprehensive   Retained    Comprehensiv    Paid-in       Common     Stock
                                           Total          Income      Earnings        Income      Capital       Stock      Shares
                                           -----          ------      --------        ------     -------       -----       ------

Balance at December 31, 1998           $45,646,943                   $26,327,345                $18,831,138   $488,460    4,884,597
     Net income                          4,354,635                     4,354,635                       --        --            --
     Purchase and retirement
       of common stock                     (10,873)                      (10,502)                     --          (371)      (3,710)
                                         ----------                    ----------                ----------     -------    ---------

Balance at December 31, 1999            49,990,705                    30,671,478                 18,831,138    488,089    4,880,887
     Net income                         14,103,093                    14,103,093                       --          --          --
     Purchase and retirement
       of common stock                      (6,381)                       (6,343)                     --           (38)        (371)
                                         ----------                    ----------                ----------     -------    ---------

Balance at December 31, 2000            64,087,417                    44,768,228                 18,831,138    488,051    4,880,516

Comprehensive Income
     Net Income                          7,953,823      $7,953,823     7,953,823
     Cumulative effect of adopting
       SFAS 133                             86,757          86,757                   $86,757
     Reclassification adjustments
       for contract settlements            (86,757)        (86,757)                  (86,757)
                                                         ---------

     Comprehensive Income               $7,953,823
                                         =========

Purchase and retirement of
   common Stock                             (2,734)                       (2,720)                     --           (14)        (148)
                                        ----------                    ----------   ---------    ----------     -------     ---------

Balance at December 31, 2001           $72,038,506                   $52,719,331         --     $18,831,138   $488,037    4,880,368
                                        ==========                    ==========    =========    ==========    =======    =========




See accompanying Notes to Consolidated Financial Statements.



                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                        Years ended December 31,
                                                                        ------------------------
                                                                   2001            2000            1999
                                                                   ----            ----            ----
Cash flows from operating activities:
     Net income                                                $  7,953,823    $ 14,103,093    $  4,354,635
     Adjustments to reconcile net income
       to net cash provided by
       operating activities:

       Depreciation and amortization                             14,079,545      10,120,721       5,848,272
       Impairment of proved oil and gas
         properties                                               3,382,741            --              --
       Allowance for doubtful accounts                              259,949            --              --
       Deferred income tax expense                                1,931,000       1,527,000         333,000
       Exploration, dry holes and
         abandonments                                               212,720         429,424         451,688
       Current year costs of dry holes and
         abandonments                                              (213,599)          1,031        (424,077)
       (Gain) loss on disposition of assets                         (96,027)         38,070        (312,746)
     (Increase) decrease in current assets:
       Accounts receivable                                        2,055,823      (2,744,481)     (3,460,381)
       Income taxes receivable                                     (332,341)       (687,587)        227,587
       Other current assets                                          (7,167)        395,527        (357,874)
     Increase (decrease) in current liabilities:
     Accounts payable                                            (2,387,819)      4,100,919       1,666,367
     Accrued expenses                                              (181,022)       (329,790)        415,250
       Income taxes payable                                        (287,447)       (159,413)        919,413
                                                               ------------    ------------    ------------

       Net cash provided by operating
         activities                                              26,370,179      26,794,514       9,661,134
                                                               ------------    ------------    ------------

Cash flows from investing activities:
     Proceeds from disposition of assets                            103,496         780,447         555,022
     Additions to property and equipment                        (25,771,862)    (13,513,361)    (45,184,704)
                                                               ------------    ------------    ------------

       Net cash used by
         investing activities                                   (25,668,366)    (12,732,914)    (44,629,682)
                                                               ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                          --              --        32,000,000
     Principal payments on long-term debt                        (7,650,000)     (5,737,500)     (5,000,000)
     Purchase of common stock                                        (2,734)         (6,381)        (10,873)
                                                               ------------    ------------    ------------

       Net cash provided (used) by
         financing activities                                    (7,652,734)     (5,743,881)     26,989,127
                                                               ------------    ------------    ------------

Net increase (decrease) in cash
 and cash equivalents                                            (6,950,921)      8,317,719      (7,979,421)
Cash and cash equivalents at beginning
  of year                                                        21,228,040      12,910,321      20,889,742
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of year                       $ 14,277,119    $ 21,228,040    $ 12,910,321
                                                               ============    ============    ============


See accompanying Notes to Consolidated Financial Statements


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


(1)       Summary of Significant Accounting Policies
          ------------------------------------------

          Business Activity
          -----------------

          Maynard Oil Company (the Company) is engaged in the acquisition, exploration, development, production and sale of crude oil and natural gas in the Continental United States, primarily in the states of Texas, Oklahoma, Louisiana, New Mexico and Arkansas.

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

          Depreciation and amortization of producing properties is computed using the unit of production method based upon estimated proved reserves. Depreciation of other property and equipment is calculated using the straight-line method based upon estimated useful lives ranging from two to ten years.

          Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts, and the resulting gain or loss is recognized.

          Revenue Recognition
          -------------------

          The Company accounts for oil and gas sales from its interests in producing wells under the sales method. Under the sales method, the Company recognizes revenues based on the amount of natural gas sold to purchasers, which may be different from the Company's entitled production based on its interest in the properties. Gas balance obligations as of December 31, 2001, 2000 and 1999 were not significant.

          Overhead Reimbursement Fees
          ---------------------------

          The Company reduces general and administrative expenses by only the amounts actually due from outside working interest owners for overhead charges.

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

          The Company is not currently a party to any derivative instrument.

          Income per Common Share
          -----------------------

          The Company does not have a complex capital structure, and consequently, net income per common share is computed using the weighted average number of common shares outstanding during each year. Basic and diluted earnings per share were the same for 2001, 2000 and 1999 as the Company has no potentially dilutive securities.

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

          Reclassifications
          -----------------

          Certain reclassifications of prior period statements have been made to conform with the 2001 presentation.

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

          In July 2001, the FASB issued SFAS 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not determined the impact on its consolidated results of operations, cash flows or financial position.

          In August, 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is permitted. The Company expects that the adoption of SFAS No. 144 will not have a significant impact on the Company's future financial statements.

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

          The Company adopted Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001 and recorded a cumulative effect adjustment of approximately $87,000 to earnings to recognize the fair market value of all derivative instruments as a result of adopting SFAS 133. The hedging related components of other comprehensive income have been recorded net of income tax effects using the effective income tax rate for 2001.

          Concentration of Credit Risks
          -----------------------------

          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. With respect to accounts receivable, these financial instruments primarily pertain to oil and gas sales and joint interest billings. These accounts receivable are due from small to mid-size companies engaged principally in oil and gas activities. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Payment terms are on a short-term basis and in accordance with industry standards. During 2001, the Company recorded a bad dept allowance of $259,949 to recognize potentially uncollectible accounts receivable.

          During the year ended December 31, 2001, oil and gas sales to two purchasers amounting to approximately $9,041,000 and $6,867,000 each accounted for more than 10% of total consolidated revenues.

          During the year ended December 31, 1999, oil and gas sales to three customers, amounting to approximately $4,143,000, $2,868,000, and $2,457,000 respectively, each accounted for more than 10% of total consolidated revenues. During the year ended December 31, 2000, no single purchaser accounted for 10% of consolidated revenues.

(3)       Strategic Alternatives
          ----------------------

          On July 23, 2001, the Company announced that it was exploring strategic alternatives including the possible sale or merger of the Company. In December, 2001, the Company reported that it had received expressions of interest from a number of potential buyers, but that the valuations were disappointing. Management was instructed by the Board to continue discussions with potentional acquirers.

          In connection with these transactions, the Company entered into contracts with its personnel which provide incentive bonuses and retention arrangements that total approximately $5,100,000 to be paid out within one year after a merger agreement is signed.

(4)       Impairment of Long-Lived Assets
          -------------------------------

          Oil prices fell from an average of $27.36 per barrel for 2000 to an average of $23.26 per barrel for 2001, while gas prices averaged $4.00 per thousand cubic feet (mcf) for 2001 compared with $3.90 per mcf for 2000. Because the Company is significantly impacted by the crude oil markets, the Company performed an impairment evaluation of its oil and gas properties and recognized a non-cash impairment of $3,382,741 in December 2001 to account for those properties whose investment would not be recoverable under current pricing assumptions, as defined by Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Although the reduction in oil pricing impacted this evaluation, the specific properties involved in the writedown had minimal volumes of hydrocarbons and little chance of recovery from any future price increases. Because no event occurred in 2000 or 1999 which would trigger an impairment evaluation, no such evaluation was performed for those years.

(5)       Cash Flow Data
          --------------

          Supplemental cash flow information for the three years ended December 31, 2001 is summarized as follows:

                                             2001        2000            1999
                                             ----        ----            ----
          Cash paid for
            Interest net of $65,314,
                  $28,448 and $7,954
                  capitalized             $2,034,152    $3,015,276    $  758,695
                                           =========     =========     =========

            Income taxes                  $3,191,788    $7,490,000    $1,279,111
                                           =========     =========     =========

(6)       Long-term Debt
          --------------

          Long-term debt at December 31, 2001 and 2000 is summarized as follows:

                                                             2001       2000
                                                             ----       ----
          Term note due in 20 equal quarterly
            installments of $1,912,500 commencing
            April 1, 2000. Interest paid quarterly
            at varying rates.  Certain oil and gas
            properties are pledged as collateral.      $24,862,500   $32,512,500
          Less current installments                      7,650,000     7,650,000
                                                        ----------    ----------

            Long-term debt                             $17,212,500   $24,862,500
                                                        ==========    ==========

          The term note permits the Company to choose between three interest rate options and to specify what portion of the loan is covered by a specific interest rate option and the applicable funding period to which the interest rate option is to apply. The interest rate options are as follows:

                  (1)      Bank's prime lending rate
                  (2)      Bank's certificate of deposit rate
                  (3)      London interbank eurodollar rate (Eurodollar)

          At December 31, 2001 and 2000, interest on the bank term loan approximated 3.67% and 8.05%, respectively.

          The credit agreement contains various financial covenants related to working capital, net worth, and cash flow, and places certain limitations on the incurrence of additional debt and prohibits the payment of dividends.

(7)       Employee Incentive Plans
          ------------------------

          During 2000, the Company's Board of Directors approved an amendment to an employee incentive plan in which officers and key employees had been awarded stock participation units in 1989 and 1993 that entitled them to a cash payment equal to the excess of the fair market value of one share of the Company's common stock over a specified share price at the grant date times the number of vested shares. Under the original terms of this plan, no units could be exercised until the employee terminated his employment with the Company. Pursuant to terms of the amended plan, each employee holding stock participation units was given the opportunity to cash out all, or a portion, of the units held. At the time of the plan amendment, there were a total of 95,500 stock participation units outstanding with option prices of $4.50 and $5.625 per share. For 2000, general and administrative expense includes $1,020,023 for the 95,500 stock participation units. A total of 84,500 units were exercised under the amended plan at $20.81 per share. As a result of the exercise of these units, the Company made a cash payment of $1,332,835 to those electing employees. Additionally, at December 31, 2000, the Company had a liability of approximately
          $136,000 attributable to the remaining 11,000 stock participation units.

          In anticipation of a potential merger or sale of the Company, the remaining 11,000 stock participation units were exercised at $26.00 per share with the Company making a cash payment of $230,313. For 2001, general and administrative expense includes $93,500 for these remaining stock participation units and there is no remaining financial liability in connection with this plan.

(8)       Income Taxes
          ------------

          Income tax expense consists of the following:

                                               Years ended December 31,
                                               ------------------------
                                    2001              2000                1999
                                    ----              ----                ----
            Federal
              Current           $2,100,000        $5,898,000          $2,227,000
              Deferred           1,931,000         1,527,000             333,000
            State                  472,000           745,000             233,000
                                 ---------         ---------           ---------
                                $4,503,000        $8,170,000          $2,793,000
                                 =========         =========           =========

          Income tax expense for the three years ended December 31, 2001 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34% in 2001 and 1999 and 35% in 2000 to income before income taxes. The reasons for this difference are as follows:


                                                        Years ended December 31,
                                                        ------------------------
                                                  2001             2000            1999
                                                  ----             ----            ----
          Income tax expense at
           U.S. statutory rate               $4,235,320       $7,795,583       $2,430,196
          State income taxes net
            of Federal income
            tax effects                          297,000          484,250          153,780
          Allowable depletion in
            excess of cost depletion             (32,109)          (8,750)        (135,215)
          Items not related to current
            year earnings                          -0-           (109,484)         305,751
          All other items                          2,789            8,401           38,488
                                                --------        ---------        ---------

            Income tax expense                $4,503,000       $8,170,000       $2,793,000
                                               =========        =========        =========


          The components of the net deferred tax liability were as follows:

                                                              December 31,
                                                     2001                 2000
                                                     ----                 ----

          Oil and gas property assets            $3,110,000          $1,227,000
          Employee incentive plan                     -0-               (48,000)
                                                  ---------            ---------

          Net deferred tax liability             $3,110,000          $1,179,000
                                                  =========           =========

(9)       Employee Benefit Plans
          ----------------------

          The Company adopted a noncontributory defined contribution retirement plan for all full-time employees age 21 or older who have completed one year of service. The plan provides for a minimum annual contribution by the Company equal to 3% of an employee's base salary plus overtime compensation. At its discretion, the Company may also make supplemental contributions to the plan. For calendar 1999, 2000 and 2001, the Company elected to contribute 5% for each employee covered by this plan. Under this plan, amounts equal to retirement plan expense are funded annually, which amounted to $129,551, $108,406, and $106,462, and respectively, for 2001, 2000 and 1999.

          The Company also has a profit sharing plan pursuant to Section 401 of the Internal Revenue Code, whereby participants may contribute a percentage of their compensation up to 15%. The Plan provides for a matching contribution by the Company equal to one-half of the employee's percentage contribution up to 10% of the employee's compensation. During 2001, 2000 and 1999, the Company's matching portion amounted to $113,281, $97,228 and $93,823 respectively.

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

          The Company leases office space and certain equipment under various operating leases which expire over the next four years. All leases require the payment of taxes and insurance, and the office lease requires the Company to pay its pro rata share of increases in maintenance expense above that prevailing in base years. Management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Rent expense for the three years ended December 31, 2001 was $561,272, $453,440 and $362,443, respectively.

          Minimum payments for operating leases having initial or noncancellable terms in excess of one year are as follows:

                                                   2002               $  386,968
                                                   2003                  367,510
                                                   2004                  342,435
                                                   2005                  264,365
                                                                       ---------

                  Total minimum payments                              $1,361,278
                                                                       =========

(11)  Quarterly Financial Data (Unaudited)
      -----------------------------------

         Summarized quarterly financial data for the years ended December 31, 2001 and 2000 as follows:


                                                        First             Second              Third             Fourth
                                                       Quarter            Quarter            Quarter            Quarter
                                                       -------            -------            -------            -------
         Year Ended December 31, 2001
               Revenues                             $17,520,111        $14,190,988        $12,848,953       $ 9,598,574
               Operating Income (a)                   8,926,226          4,657,499          3,193,878         (2,961,164)
               Net Income                             5,673,213          2,803,627          2,004,257         (2,527,274)
               Net Income per common share                 1.16                .57                .41               (.51)

         Year Ended December 31, 2000
               Revenues                             $11,020,146        $11,566,965        $15,205,773        $16,049,373
               Operating Income (a)                   4,224,089          4,347,088          7,413,165          8,136,046
               Net Income                             2,475,864          2,601,185          4,623,290          4,402,754
               Net Income per common share                  .51                .53                .95                .90

         (a) Operating income excludes interest income and expense from pre-tax income.


(12)     Supplemental Oil and Gas Disclosures (Unaudited)
         ------------------------------------------------

         Capitalized Costs
         -----------------

         A summary of the Company's aggregate capitalized property and equipment costs relating to oil and gas exploration and development activities follows:
                                                           December 31,
                                                       -------------------
                                                       2001              2000
                                                       ----              ----
               Proved undeveloped leaseholds      $  3,960,520      $  1,945,518
               Producing properties                184,285,648       160,626,821
                                                   -----------       -----------
                                                   188,246,168       162,572,339
               Accumulated depreciation and
                 amortization                      104,165,363        86,828,540
                                                   -----------       -----------

               Net capitalized costs              $ 84,080,805      $ 75,743,799
                                                   ===========       ===========

         Costs Incurred
         --------------

         A summary of costs incurred in oil and gas acquisition, exploration and development activities follows:
                                                  Years ended December 31,
                                                  ------------------------
                                             2001           2000          1999
                                             ----           ----          ----
              Acquisition of properties
                Proved undeveloped       $ 2,015,003   $   243,885   $ 2,691,308
                Proved                    11,108,791     7,531,915    40,589,276
              Exploration costs              257,394       531,192     1,091,521
              Development costs           12,469,097     5,058,262     1,010,969
                                          ----------    ----------     ---------

                                         $25,850,285   $13,365,254   $45,383,074
                                          ==========    ==========    ==========

(12)     Supplemental Oil and Gas Disclosures (Unaudited) continued
         ----------------------------------------------------------

         Results of Operations
         ---------------------

              The results of operations from oil and gas producing activities are as follows:


                                                         Years ended December 31,
                                                         ------------------------
                                                2001                 2000                  1999
                                                ----                 ----                  ----

              Sales                         $53,363,128          $52,738,994            $23,392,231
              Production costs (a)          (17,953,047)         (14,168,808)            (7,839,205)
              Exploration expenses           (2,434,535)          (2,228,067)            (1,668,191)
              Depreciation and
                amortization                (13,998,648)         (10,053,256)            (5,780,413)
              Impairment of proved
                oil and gas
                properties                   (3,382,741)              --                     --
                                             ----------           ----------             ----------
                                             15,594,157           26,288,863             8,104,422
              Income tax expense             (5,302,013)          (9,201,101)            (2,744,385)
                                             ----------           ----------             ----------

              Results of operations
                from oil and gas
                producing activities        $10,292,144          $17,087,762            $ 5,360,037
                                             ==========           ==========             ==========

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

(12)     Supplemental Oil and Gas Disclosures (Unaudited) continued
         ----------------------------------------------------------

Proved Developed and                                 Oil                Gas
Undeveloped Reserves                               (Barrels)           (MCF)
--------------------                               ---------           -----
Total as of December 31, 1998                      5,019,452         12,904,100
         Revisions of previous estimates           1,874,514            559,013
         Purchases of reserves                     4,706,560         18,008,548
         Extensions and discoveries                  930,732          2,928,373
         Production                                 (990,877)        (2,289,564)
         Sales of reserves in place                  (20,351)          (183,610)
                                                   ----------         ----------

Total as of December 31, 1999                     11,520,030         31,926,860
         Revisions of previous estimates           1,549,760          1,146,955
         Purchases of reserves                       760,874          1,498,830
         Extensions and discoveries                1,230,077          2,196,522
         Production                               (1,369,456)        (3,915,325)
         Sales of reserves in place                  (80,935)          (776,122)
                                                   ----------         ----------

Total as of December 31, 2000                     13,610,350         32,077,720
         Revisions of previous estimates          (2,469,412)        1,478,240
         Purchases of reserves                     1,037,087          1,345,844
         Extensions and discoveries                  268,690            849,327
         Production                               (1,446,375)        (4,931,751)
                                                  ----------         ----------

Total as of December 31, 2001                     11,000,340         30,819,380
                                                  ==========         ==========

Proved Developed Reserves
-------------------------
December 31, 1999                                 10,072,772         28,917,190
December 31, 2000                                 11,085,442         29,362,127
December 31, 2001                                  9,423,192         27,524,641

Standardized Measure
--------------------

     The standardized measure of discounted future cash flows from proved oil and gas reserves determined in accordance with rules prescribed by the Financial Accounting Standards Board is summarized as follows:

                                                  Years ended December 31,
                                                  ------------------------
                                              2001         2000          1999
                                             (000's)      (000's)       (000's)
                                             -------      -------      -------
Future cash inflows                         $ 270,608    $ 655,640    $ 338,098
Future production costs                      (125,842)    (201,244)    (134,474)
Future development costs                      (14,816)     (17,611)     (11,605)
                                            ---------    ---------    ---------
                                              129,950      436,785      192,019
Future income tax (expense)                   (19,177)    (127,452)     (39,884)
                                            ---------    ---------    ---------
Future net cash flows                         110,773      309,333      152,135
10% annual discount for estimated
  timing of cash flows                        (39,390)    (117,755)     (54,926)
                                            ---------    ---------    ---------
Standardized measure of discounted
  future net cash flows                     $  71,383    $ 191,578    $  97,209
                                            =========    =========    =========

(12)     Supplemental Oil and Gas Disclosures (Unaudited) continued
         ----------------------------------------------------------

The average prices for oil and gas used to calculate future cash inflows at December 31, 2001 were $17.62 per barrel and $2.49 per mcf, respectively.

The following are the principal sources of changes in the standardized measure of discounted future net cash flows.

                                                   Years ended December 31,
                                                   ------------------------
                                                2001         2000         1999
                                              (000's)      (000's)       (000's)
                                              -------      -------       -------

Standardized measure - beginning of year    $ 191,578    $  97,209    $  24,490
Sales of oil and gas produced,
  net of production costs                     (35,410)     (38,570)     (15,553)
Net changes in prices and production
  costs                                      (164,336)     115,134       35,657
Extensions, discoveries, and improved
  recovery, less related costs                  1,709       20,979        9,151
Changes in future development costs            (9,968)      (3,336)        (228)
Development costs incurred                      4,097        2,137           60
Revisions of previous quantity estimates      (14,200)      26,108       15,202
Accretion of discount                          27,051        9,721        2,416
Purchase of proved reserves                     4,645       16,399       52,739
Sale of proved reserves                           -0-         (799)        (394)
Net change in income taxes                     66,577      (53,449)     (25,817)
Other                                            (360)          45         (514)
                                            ---------    ---------    ---------

Standardized measure - end of year          $  71,383    $ 191,578    $  97,209
                                            =========    =========    =========

                                                                     Schedule II
                                                                     -----------


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                        Valuation and Qualifying Accounts
                       Three Years Ended December 31, 2001





                                              Charged to
                                Beginning      Cost and                  Ending
Description                      Balance       Expenses    Deductions   Balance
-----------                     ---------     ----------   ----------   --------

Allowance for Doubtful Accounts - (a)
-------------------------------------



December 31, 1999               $ 53,000           --         --        $ 53,000
                                ========      =========      =====      ========

December 31, 2000               $ 53,000           --         --        $ 53,000
                                ========      =========      =====      ========

December 31, 2001               $ 53,000      $ 259,949      $--        $312,949
                                ========      =========      =====      ========


(a) Valuation account deducted in the balance sheet from trade accounts receivable.

                      MAYNARD OIL COMPANY AND SUBSIDIARIES

                                Index to Exhibits


                                                                    Sequentially
Exhibit                                                               Numbered
Number                                                                  Page
-------                                                             ------------

21.1              List of subsidiaries of the Company as
                  of December 31, 2001                                       44