Form 10-K/A
period 2001-12-31
MAYNARD OIL CO
filed 2002-04-29
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001 or
                                                        -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
                            to                    Commission file number 0-5704
         ------------------    -------------------                       ------

                                MAYNARD OIL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               75-1362284
---------------------------------------------------          -------------------
(State of other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)


8080 N. Central Expressway, Suite 660, Dallas, TX                 75206
---------------------------------------------------           ------------------
(Address of principal executive offices)                       (Zip Code)

              Registrant's telephone number, including area code: (214) 891-8880
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock - $.10 Par Value
               ------------------------------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in any amendment to this Form 10-K. [ x ]

The number of shares outstanding of the Registrant's $.10 par value common stock as of April 15, 2002 was 4,880,368 shares.

Pursuant to this Form 10-K(A), the registrant provides Part III of Form 10-K for 2001. Besides this addition of Part III information, no other changes have been made to the Form 10-K for 2001.

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
          MAYNARD OIL COMPANY

Information about each director of the Company follows:

                                      Position with Company, Business
      Names                   Age     Experience and other Directorships
      -----                   ---     ----------------------------------

Ralph E. Graham               82      Director of the Company since 1993.
                                      Independent oil and gas producer.

James G. Maynard              76      Chief  Executive  Officer and Chairman of
                                      the Board of the Company  since its
                                      incorporation in 1971.

Robert B. McDermott           74      Director of the Company since 1971.
                                      Business Consultant.

Fred L. Oliver                78      Director of the Company  since 2001.
                                      Independent  consulting  geologist  and
                                      engineer.

Certain information concerning the executive officers of the Company is set forth below:

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Name                       Position                Age           Since
         ----                       --------                ---           -----

James G. Maynard           Chairman of the Board,            76            1971
                           Chief Executive Officer
                           and Treasurer

Glenn R. Moore             President and Chief               64            1982
                           Operating Officer

L. Brent Carruth           Executive Vice President          68            1984
                           of Operations

Kenneth W. Hatcher         Executive Vice President          58            1983
                           of Finance

Linda K. Burgess           Vice President of                 53            1984
                           Accounting and
                           Corporate Secretary

Cassondra Foster           Vice President of Land            59            1999

Jerry G. Keen              Vice President of                 53            1999
                           Engineering

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

                         ITEM 11. EXECUTIVE COMPENSATION

         The table below sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the three years ended December 31, 2001, of those persons who were, at December 31, 2001 (i) the chief executive officer, and (ii) its four other most highly compensated executive officers ("named executive officers").


                           SUMMARY COMPENSATION TABLE

                                                            Annual Compensation(1)
                                          -----------------------------------------------------
Name and Principal                        Fiscal                                All Other
Position                                  Year       Salary(2)    Bonus(3)      Compensation(4)
----------------------                    ----       --------     --------      ---------------

James G. Maynard                           2001       $115,500       -0-         $11,550  (5)
Chairman of the Board,                     2000        114,231       -0-          11,424
  Chief Executive                          1999        106,515       -0-          10,652
  Officer and
  Treasurer

Glenn R. Moore                             2001        197,996       9,923        17,000  (6)
President                                  2000        186,923       9,450       473,310
                                           1999        173,892       -0-          16,000

L. B. Carruth                              2001        161,870       8,153        17,000  (7)
Executive Vice President                   2000        153,592       7,765       252,250
  of Operations                            1999        146,785       7,395        14,678

Kenneth W. Hatcher                         2001        152,096       7,602        16,694  (8)
Executive Vice President                   2000        142,308       7,240       228,365
  of Finance                               1999        132,904       6,700        13,290

Jerry G. Keen                              2001        127,416       6,202       244,265  (9)
Vice President of                          2000        116,827       5,906        12,246
  Engineering                              1999        111,653       5,625        11,166


(1) The Company does not maintain a "long term incentive plan" as that term is defined in the applicable rules.

(2)     Includes amounts deferred under the Company's Thrift Investment Plan.

(3) Includes bonus awards earned for performance in the fiscal year even though such amounts could be payable in subsequent years.

(4)     Totals shown  consist of the  Company's  contributions  to (i) the Stock
        Participation Plan as enumerated in the table below, (ii) the Retirement
        Plan in the amount of 5% of annual salary for 1999, 2000 and 2001, unless otherwise specified below and (iii) the Thrift Investment Plan for the remainder.



(5) During 2001, $5,775 was accrued in the Retirement Plan and $5,775 in the Thrift Investment Plan on behalf of Mr. Maynard.

(6) During 2001, $8,500 was accrued in the Retirement Plan and $8,500 in the Thrift Investment Plan on behalf of Mr. Moore.

(7) During 2001, $8,500 was accrued in the Retirement Plan and $8,500 in the Thrift Investment Plan on behalf of Mr. Carruth.

(8) During 2001, $8,347 was accrued in the Retirement Plan and $8,347 in the Thrift Investment Plan on behalf of Mr. Hatcher.

(9) During 2001, $6,976 was accrued in the Retirement Plan and $6,976 in the Thrift Investment Plan on behalf of Mr. Keen.



The table below summarizes the cash amount received by each named executive officer for his stock participation units exercised during the year ended December 31, 2001.

             Aggregated Stock Participation (SPAR) Exercises in 2001

                        Number of Securities Value of
                        Underlying Exercised SPARs
                        SPARs in the year ended              Exercised during
                        12/31/01 Exercised/Remaining         year ended 12/31/01
                        ----------------------------         -------------------
Maynard                            -0-                             $-0-

Moore                              -0-                              -0-

Carruth                            -0-                              -0-

Hatcher                            -0-                              -0-

Burgess                            -0-                              -0-

Keen                            11,000/0                        230,313

There were no awards of stock participation units to any employee in 2001, nor are there any remaining unexercised SPARs due "named executive officers."

                    ITEM 12. SECURITIES BENEFICIALLY OWNED BY
                      PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     The table below sets forth each stockholder who, based on public filings, is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company as of April 15, 2002. On April 15, 2002, 4,880,368 shares of the Company's Common Stock were issued and outstanding.

         Name of Beneficial Owner          Number of Shares(1)  Percent of Class
         ------------------------          -------------------  ----------------
         James G. Maynard                        2,756,596(2)        56.48
         9933 Lawler Avenue
         Suite 344
         Skokie, IL 60077

         Franklin Resources, Inc. (3)              465,000            9.53
         777 Mariners Island Blvd.
         San Mateo, CA 94404

         Dimensional Fund Advisors Inc. (4)        394,000            8.07
         1299 Ocean Avenue
         11th Floor
         Santa Monica, CA 90401

         FMR Corp. (5)                             488,000           10.00
         82 Devonshire Street
         Boston, MA 02109

         Robert B. McDermott                         5,000            0.10
         Ralph E. Graham                             2,200            0.05
         Fred L. Oliver                              2,000            0.04
         Glenn R. Moore                               --               --
         L. Brent Carruth                             --               --
         Kenneth W. Hatcher                           --               --
         Jerry G. Keen                                --               --
All directors and executive
officers as a group
(10 persons)                                     2,765,796           56.67


(1) In accordance with regulations of the Securities and Exchange Commission, stock ownership reflects shares with respect to which the director, nominee, principal stockholder or executive officer has voting power or investment power, or has a right to acquire such power. Each director, nominee, principal stockholder or executive officer has both sole voting power and sole investment power with respect to the shares set forth in the table. Beneficial ownership is disclaimed by each director, nominee, principal stockholder or executive officer of shares listed of which he or it would not, but for Rule 13d-3 under the Securities Exchange Act of 1934, be deemed to be the beneficial owner.

(2) Includes 300,000 shares held of record by a corporation controlled by Mr. Maynard; 10,000 shares held of record by Joan B. Maynard, spouse of James G. Maynard, as trustee of a trust for her benefit; and 2,446,596 shares held of record by Mr. Maynard, as trustee of a trust for his benefit.

(3) According to a Form 13G dated February 2, 2001 filed with the Securities and Exchange Commission, these shares are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries (the "Adviser Subsidiaries") of Franklin Resources, Inc. ("FRI"). Such advisory contracts grant to such Adviser Subsidiaries all investment and/or voting power over the securities owned by such advisory clients, and therefore, the Adviser Subsidiaries may be deemed to be the beneficial owner of the shares listed above.

         Additionally, Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding Common Stock of FRI and are the principal shareholders of FRI and may be deemed to be the beneficial
         owner  of  shares  held  by  persons  and   entities   advised  by  FRI
         subsidiaries.

(4) According to a Form 13G dated January 30, 2002 filed with the Securities and Exchange Commission, Dimensional Fund Advisers, Inc. ("Dimensional"), a registered investment adviser, furnishes investment advice to four investment companies and serves as investment manager to certain other investment vehicles, including commingled group trusts and separate accounts(these investment companies, trusts, and accounts are the "Funds"). In its role as investment adviser or manager, Dimensional possesses both voting and/or investment power over the shares owned by the Funds and may be deemed to be the beneficial owner of such shares.

(5) According to a Form 13G dated February 14, 2002 filed with the Securities and Exchange Commission, FMR Corp. is the parent holding company which has the right to receive or the power to direct the receipt of dividends or the proceeds from the sale of the above referenced securities through its wholly-owned subsidiary Fidelity
         Management & Research Company ("Fidelity"), on behalf of Fidelity Low-Priced Stock Fund, a registered investment company, and as such, FMR and Fidelity may be deemed to be the beneficial holder's of such shares. Additionally, Edward C. Johnson, 3d, Abigail P. Johnson, and members of the Edward C. Johnson, 3d family are the predominant owners of common stock of FMR Corp. and may be deemed to be the beneficial owners of shares held by persons and/or entities advised by FMR Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MAYNARD OIL COMPANY


                                                  By    \s\   Kenneth W. Hatcher
                                                     ---------------------------
                                                              Kenneth W. Hatcher
                                                     Executive Vice President of
                                                    Finance (Principal Financial
                                                      and Accounting officer and
                                                        Duly Authorized Officer)


Date:  April 29, 2002