Form 10-Q
period 2002-03-31
MAYNARD OIL CO
filed 2002-05-15
CIK 63528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ending   March 31, 2002                      Commission File #0-5704
                    ------------------------------------                 -------


                               MAYNARD OIL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Delaware                                             75-1362284
--------------------------------------------------------------------------------
(State or other jurisdiction                             (IRS Employer
 of incorporation)                                     Identification No.)


           8080 N. Central Expressway, Suite 660, Dallas, Texas 75206
--------------------------------------------------------------------------------

Registrant's telephone number, including area code:               (214) 891-8880
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2002



                4,880,368 shares of common stock, par value $0.10
                -------------------------------------------------

                       MAYNARD OIL COMPANY AND SUBSIDIARY

            Index to Consolidated Financial Statements and Schedules


                                                                           Page
                                                                           ----

Part I.  Financial Information

         Consolidated Balance Sheets
                  March 31, 2002 and December 31, 2001                         3

         Consolidated Statements of Operations
                  Three Months ended March 31, 2002 and 2001                   4

         Consolidated Statement of Changes in Shareholders' Equity
                  Three Months ended March 31, 2002                            5

         Consolidated Statements of Cash Flows
                  Three Months ended March 31, 2002 and 2001                   6

         Notes to Consolidated Financial Statements                            7

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          9

Part II.          Other Information

         Item 6.  Exhibits and Reports on Form 8-K
                                                                              13

Signatures                                                                    14

                       MAYNARD OIL COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                     March 31,    December 31,
                                                  -------------   --------------
                                                       2002           2001
                                                       ----           ----
ASSETS
Current assets:
   Cash and cash equivalents                      $  14,917,147   $  14,277,119
   Accounts receivable, trade                         5,282,342       6,457,897
   Income taxes receivable                            1,769,928       1,769,928
   Other current assets                                 507,552         448,194
                                                  -------------   -------------
  Total current assets                               22,476,969      22,953,138
                                                  -------------   -------------

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method                                 188,812,782     188,246,168
   Other property and equipment                         493,090         491,699
                                                  -------------   -------------
                                                    189,305,872     188,737,867
   Less accumulated depreciation and
     amortization                                  (107,604,408)   (104,457,017)
                                                  -------------   -------------
        Net property and equipment                   81,701,464      84,280,850
                                                  -------------   -------------

                                                  $ 104,178,433   $ 107,233,988
                                                  =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt         $   7,650,000   $   7,650,000
   Accounts payable                                   3,503,109       5,962,824
   Accrued expenses                                   1,031,563         746,806
   Income taxes payable                                 727,352         513,352
                                                  -------------   -------------
        Total current liabilities                    12,912,024      14,872,982
                                                  -------------   -------------

Deferred income taxes                                 3,248,000       3,110,000

Long-term debt                                       15,300,000      17,212,500

Shareholders' equity:
   Preferred stock of $.50 par value
       Authorized 1,000,000 shares; none issued            --              --
   Common stock of $.10 par value
       Authorized 20,000,000 shares;
       4,880,368 shares issued and outstanding          488,037         488,037
   Additional paid-in capital                        18,831,138      18,831,138
   Retained earnings                                 53,399,234      52,719,331
                                                  -------------   -------------
        Total shareholders' equity                   72,718,409      72,038,506
                                                  -------------   -------------

Contingencies and Commitments
                                                  $ 104,178,433   $ 107,233,988
                                                  =============   =============

See accompanying Notes to Consolidated Financial Statements.

                       MAYNARD OIL COMPANY AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months ended March 31,
                                                    ----------------------------
                                                         2002           2001
                                                         ----           ----
Revenues:
   Oil and gas sales and royalties                   $ 9,500,977     $17,259,059
   Interest and other                                     68,848         247,151
   Gain on disposition of assets                          19,558          13,901
                                                     -----------     -----------
                                                       9,589,383      17,520,111
                                                     -----------     -----------

Costs and expenses:
   Operating expenses                                  4,089,869       4,449,893
   Exploration, dry holes
        and abandonments                                     580           8,956
   General and administrative                          1,050,681         770,980
   Depreciation and amortization                       3,213,549       3,116,905
   Interest and other                                    202,801         603,107
                                                     -----------     -----------
                                                       8,557,480       8,949,841
                                                     -----------     -----------

         Income before income taxes                    1,031,903       8,570,270
                                                     -----------     -----------

Income tax expense                                       352,000       2,897,057
                                                     -----------     -----------

         Net income                                  $   679,903     $ 5,673,213
                                                     ===========     ===========

Weighted average number of common shares
   outstanding                                         4,880,368       4,880,463
                                                     ===========     ===========

Net income per common share                          $      0.14     $      1.16
 (basic and diluted)                                 ===========     ===========



See accompanying Notes to Consolidated Financial Statements


                                               MAYNARD OIL COMPANY
                                    Consolidated Statement of Shareholders' Equity
                                            Three Months Ended March 31, 2002



                                                                                       Additional                        Common
                                                 Comprehensive        Retained           Paid-in          Common          Stock
                                  Total              Income           Earnings           Capital          Stock          Shares
                               -----------------------------------------------------------------------------------------------------

Balance at December 31, 2001     $ 72,038,506                         $ 52,719,331      $ 18,831,138       $488,037       4,880,368
Comprehensive Income:
      Net income                      679,903          $ 679,903           679,903
                               ---------------  =================  ----------------  ----------------  -------------  --------------

Balance at March 31, 2002        $ 72,718,409                         $ 53,399,234      $ 18,831,138       $488,037       4,880,368
                               ===============                     ================  ================  =============  ==============


See accompanying Notes to Consolidated Financial Statements



                              MAYNARD OIL COMPANY
                     Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Three Months Ended March 31,
                                                               -----------------------------
                                                                    2002            2001
                                                                    ----            ----
Cash flows from operating activities:
     Net income                                                $    679,903    $  5,673,213
     Adjustments to reconcile net income to net
            cash provided by operating activities:

            Depreciation and amortization                         3,213,549       3,116,905
            Deferred income taxes                                   138,000         841,000
            Dry holes and abandonments                                 (393)           --
            Current year costs of dry holes and
                abandonments                                            393            --
           (Gain) loss on disposition of assets                     (19,558)        (13,901)
     (Increase) decrease in current assets:
                Accounts receivable                               1,175,555         231,553
                Other current assets                                (59,358)         28,123
      Increase (decrease) in current liabilities:
              Accounts payable                                   (2,459,715)     (2,866,828)
              Accrued expenses                                      284,757         864,943
              Income taxes payable                                  214,000       1,847,000
                                                               ------------    ------------

              Net cash provided by operating
                activities                                        3,167,133       9,722,008
                                                               ------------    ------------

Cash flows from investing activities:
      Proceeds from disposition of assets                            20,065          14,859
      Additions to property and equipment                          (634,670)    (12,199,457)
                                                               ------------    ------------

             Net cash used by investing
               activities                                          (614,605)    (12,184,598)
                                                               ------------    ------------

Cash flows from financing activities:
      Principal payments on long-term debt                       (1,912,500)     (1,912,500)
      Purchase and retirement of common stock                          --            (2,140)
                                                               ------------    ------------

            Net cash used by financing
              activities                                         (1,912,500)     (1,914,640)
                                                               ------------    ------------

Net increase (decrease) in cash and cash
   equivalents                                                      640,028      (4,377,230)

Cash and cash equivalents at beginning of year                   14,277,119      21,228,040

Cash and cash equivalents at end of period                     $ 14,917,147    $ 16,850,810
                                                               ============    ============

See accompanying Notes to Consolidated Financial Statements


                       MAYNARD OIL COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

Note 1  Unaudited Financial Statements

         The accompanying consolidated financial statements of Maynard Oil Company (the "Company") have been prepared in accordance with generally accepted accounting principals, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, contains all adjustments, consisting of all recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002. The December 31, 2001 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 2001 report on Form 10-K filed with the Securities and Exchange Commission.

Note 2  Earnings Per Share

         Net income per common share is based on the weighted average number of shares outstanding in each period. As of March 31, 2002 and 2001, the Company had no potentially dilutive common shares, and therefore, basic and diluted earnings per common share were the same.

Note 3  Potential Merger

         On April 25, 2002, the Company issued a press release announcing that it had signed a merger agreement with Plantation Petroleum Holdings, LLC. Pursuant to this agreement, Maynard Oil stockholders will receive $17.00 cash for each of the 4,880,368 shares outstanding. The boards of both companies have approved the transaction, which is subject to approval by a majority of Maynard stockholders. Stockholders owning approximately 56% of the Company's common shares outstanding have stated their intention to vote in favor of the merger.

         Currently, Maynard Oil stock is listed on NASDAQ. Since all of the Maynard stock outstanding immediately before the merger will be cancelled in exchange for the right to receive cash, Maynard Oil common stock will be delisted from NASDAQ, if the merger is completed. Additionally, Plantation intends to terminate the registration of Maynard Oil common stock under the Securities Exchange Act of 1934, meaning that the Company will no longer be required to file various reports, such as Forms 10-K and 10-Q with the SEC.

Note 4 Income Taxes

         The provision for income taxes consists of the following (thousands of dollars):

                                            Three Months Ended
                                                  March 31
                                                  --------
                                          2002             2001
                                          ---------------------

         Federal:
            Current                     $  214           $2,056
            Deferred                       138              841
                                        ------           ------
                                        $  352           $2,897
                                        ======           ======

Note 5 Commitments and Contingencies

         In connection with the merger agreement referred to in Note 3, the Company had previously entered into contracts with its personnel, which provided incentive bonuses and retention arrangements that total approximately $5,000,000. The incentive bonuses require double triggering events, beginning with the consummation of a merger, at which time, one-half of the incentive bonus becomes payable. The balance due under these incentive bonus contracts, approximately $2,098,000, is to be paid out within one year after the merger.

         On April 1, 2002, the first of six monthly installments was paid to eight Company employees under the Management Retention Agreement. This payment, which totaled $134,167, will be included in the Company's April, 2002 general and administrative expense category. The following five equal monthly payments will be accounted for in the same manner. The six monthly payments total approximately $805,000, which is included in the $5,000,000 referred to in the above paragraph.

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

Note 6 Subsequent Events

         During May, 2002, the Company entered into a derivative financial instrument (collar) whereby the Company hedged 2,400 barrels of daily production from June 1, 2002 through May 31, 2003 with a ceiling price of $29.19 per barrel and a floor price of $20.00 per barrel. This agreement provides for monthly financial settlements between the two parties should either the floor or ceiling amounts be exceeded.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------

OF  OPERATIONS
--------------

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001
---------------------------------------------------------------------

         For the first quarter of 2002, the Company earned 14 cents per share on revenues of $9,589,383 compared to $1.16 per share during the first quarter of 2001 on revenues of $17,520,111. Current quarter results were unfavorably impacted by reduced revenues from the sale of oil and gas, resulting from lower product pricing and decreased oil production volumes.

Revenues
--------

         Oil and gas revenues declined $7,758,082 between the two quarterly periods, or approximately 45%, due to pricing reductions and lower oil production volumes. Average oil and gas prices were $5.01 per barrel and $5.07 per thousand cubic feet of gas (mcf) lower than the same quarter a year ago. Oil volumes decreased approximately 5% while gas volumes rose over 4% over this same period. Interest income also fell between the two periods because of lower average cash balances available for investment during the 2002 period.

Costs and Expenses
------------------

        On a net equivalent barrel basis (NEB), lease operating expenses were 51 cents per NEB lower during the current quarter than the first quarter of 2001, caused primarily by lower severance taxes, which relate proportionally to reduced oil and gas revenues. Decreases in expense workovers also lowered lease operating costs for the 2002 quarter.

         The general and administrative expense category reflects an increase of $279,701, or approximately 36%, primarily the result of costs incurred in connection with the potential merger referred to in Note 3 to the Financial Statements.

         Per NEB, the current quarter's depreciation and amortization amount increased approximately 5% from $5.59 per NEB during the first quarter of 2001 to $5.87 per NEB during the 2002 quarter. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit of production method based upon estimated proved reserves. The Company calculates and applies this rate on a property by property basis. Fluctuations in depreciation and amortization expense can be caused by variations in the performance of the oil and gas property, the amount invested in the property and the hydrocarbon reserves ultimately recoverable from the property. As the oil and gas properties and their associated reserves age within a company, these rates become more predictable and have less variance.

         Interest expense decreased $400,309 between the two quarterly periods due to scheduled bank note payments and the resulting lower average outstanding principal balance, as well as lower interest rates during the current quarter.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents totaled $14.9 million and $14.3 million at March 31, 2002 and December 31, 2001, respectively. Working capital was $9.6 million at March 31, 2002 compared with $8.1 million at December 31, 2001.

         The following summary table reflects cash flows for the three months ended March 31, 2002 (in thousands):

              Net cash provided by operating activities:               $3,167
              Net cash used by investing activities:                      615
              Net cash used by financing activities:                    1,913

         The funds utilized for investing activities, approximately $635,000, was spent performing development work on various properties.

         At March 31, 2002, the Company's long-term debt was $15,300,000. The Company believes it has sufficient cash being generated from operating activities plus cash currently in the bank, or additional borrowing capacity, to fund its planned drilling activities, to make additional property acquisitions, as well as make scheduled debt repayments.

Certain  Factors that Could Affect Future Operations
----------------------------------------------------

         Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the "Safe Harbor"
provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements. Such factors include, among others, the volatility of oil and gas prices, the Company's drilling results, the Company's ability to compete in the acquisition of producing property, the Company's ability to replace reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards, uninsured risks, competition, government regulation, and other factors referenced in this Form 10-Q.

Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standards "SFAS" No. 143, "Accounting for Asset Retirement Obligations" addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company on January 1, 2003. This Statement will require the fair value of the obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the asset. The Company is currently assessing the impact of this standard.

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

         The Company has entered into a derivative instrument whereby the Company hedged 2,400 barrels of daily production from June 1, 2002 through May 31, 2003 with a ceiling price of $29.19 per barrel and a floor price of $20.00 per barrel. As long as the average selling price for crude falls between $20.00 and $29.19 per barrel, no cash will be exchanged. However, should the average selling price for crude oil exceed $29.19 per barrel, Maynard would owe the counterparty the product of the amount in excess of $29.19 multiplied by the number of barrels hedged. Conversely, should the average selling price for crude oil fall below $20.00 per barrel, the counterparty would owe the Company the product of the amount below $20.00 per barrel multiplied by the number of barrels hedged. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of derivatives also involves risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

                           PART II. OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K

                  (a)      Exhibits - None

                  (b) On April 25, 2002, the Company filed a report on Form 8-K reporting that it had signed a merger agreement with Plantation Petroleum Holdings, LLC.

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

                                         MAYNARD OIL COMPANY


                                         By: /s/ Glenn R. Moore
                                             ----------------------------------
                                             Glenn R. Moore
                                             President



                                         BY: /s/ Kenneth W. Hatcher
                                             ----------------------------------
                                             Kenneth W. Hatcher
                                             Executive Vice President of Finance



Dated: May 15, 2002